Form 10-Q
period 1994-12-31
FIRSTMISS GOLD INC
filed 1995-02-14
CIK 824590

                                   Form 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Quarter Ended   December 31, 1994

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to _________________

Commission File Number:      0-16484


                              FirstMiss Gold Inc.
      (Exact name of registrant as specified in its charter)


           Nevada                                 64-0748908
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


  5190 Neil Road, Suite 310, Reno, Nevada           89502
    (Address of principal                         (Zip Code)
      executive offices)


Registrant's telephone number, including Area Code:    702/827-0211

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes   X         No _____

             Class                  Outstanding at January 31, 1995
Common Stock, $.01 Par Value                18,135,900

                        Part I. Financial Information

Item 1.  Financial Statements

                       FirstMiss Gold Inc. and Subsidiary
                          Consolidated Balance Sheets
                      (Unaudited. In Thousands of Dollars)

                                                       Dec. 31     June 30
                                                        1994        1994
                                                    ------------------------
Assets
Current assets:
   Cash                                               $     635      1,979
    Trade accounts receivable                             1,766      2,190
    Inventories:
    Ore and in process                                    5,118      7,488
    Materials and supplies                                5,914      5,266
                                                        -------    -------
         Total inventories                               11,032     12,754
                                                        -------    -------
   Prepaid expenses and other current assets              1,138        181
   Deferred income taxes, current                         1,712      2,581
                                                        -------    -------
         Total current assets                            16,283     19,685
                                                        -------    -------
Property, plant and equipment, at cost                  145,710    135,820
 Less accumulated depreciation and depletion             74,328     69,022
                                                        -------    -------
         Net property, plant and equipment               71,382     66,798
                                                        -------    -------
Deferred income taxes                                     4,466      2,264
                                                        -------    -------
                                                     $   92,131     88,747
                                                        =======    =======
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                   $  4,953      5,165
   Payable to First Mississippi                          1,701        910
   Income taxes payable                                    842         74
   Other accrued expenses                                  328        555
                                                       -------    -------
         Total current liabilities                       7,824      6,704
                                                       -------    -------
Notes payable to First Mississippi                      32,521     29,339
Other long-term liabilities                              3,045      2,985
Stockholders' equity:
   Common stock                                            181        181
   Contributed and paid-in capital                      33,940     33,862
   Retained earnings                                    14,620     15,676
                                                       -------    -------
         Total stockholders' equity                     48,741     49,719
                                                       -------    -------
                                                      $ 92,131     88,747
                                                       =======    =======





The accompanying notes are an integral part of these financial statements.

                       FirstMiss Gold Inc. and Subsidiary
                     Consolidated Statements of Operations
         (Unaudited. In Thousands of Dollars, Except Per Share Amounts)




                                  Three months ended       Six months ended
                                        Dec. 31                  Dec. 31
                                  ------------------       -----------------
                                     1994    1993           1994      1993
                                  ------------------       -----------------
Net sales                          $17,832   24,495         39,772   45,331
Cost of sales                       19,106   19,963         37,241   39,192
                                    ------   ------         ------   ------
 Gross profit (loss)                (1,274)   4,532          2,531    6,139
Selling, general and
 administrative expenses               524      430          1,182      928
Exploration expenses                   586      744          2,298    1,857
                                    ------   ------         ------   ------
 Earnings (loss) from operations    (2,384)   3,358           (949)   3,354
Interest and other income               35       58             87       90
Interest expense                       343      496            759      987
                                    ------   ------         ------   ------
 Earnings (loss) before
  income taxes                      (2,692)   2,920         (1,621)   2,457
Income tax expense(benefit)           (940)   1,094           (565)     816
                                    ------   ------         ------   ------
 Net earnings (loss) before
  cumulative effect of change
  in accounting principle           (1,752)   1,826         (1,056)   1,641
Cumulative effect of change
 in accounting principle                 -        -              -    1,350
                                    ------   ------        -------   ------
 Net earnings (loss)               $(1,752)   1,826         (1,056)   2,991
                                    ======   ======        =======   ======

Earnings (loss) per common share:
 Before cumulative effect of
  accounting change                $ (0.10)    0.10          (0.06)    0.09
 Cumulative effect of
  accounting change                      -        -              -     0.07
                                    ------   ------         ------   ------
  Total earnings (loss) per
     common share                 $  (0.10)    0.10          (0.06)    0.16
                                    ======   ======         ======   ======
Average shares and equivalents
  outstanding                       18,129   18,155         18,140   18,135
                                    ======   ======         ======   ======





The accompanying notes are an integral part of these financial statements.

                       FirstMiss Gold Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                      (Unaudited. In Thousands of Dollars)

                                                           Six months ended
                                                                Dec. 31
                                                        ---------------------
                                                           1994        1993
                                                        ---------------------
Cash flows from operating activities:

 Net earnings (loss)                                    $ (1,056)      2,991
 Adjustments to reconcile net earnings (loss) to net
    cash provided by operating activities:
     Depreciation, depletion and amortization              8,864       9,691
     Deferred compensation                                     -           2
     Loss (gain) on sale of property, plant and equipment      9         (15)
     Net change in assets and liabilities:
      Trade accounts receivable                              424        (624)
      Inventories                                          1,722      (2,950)
      Deferred income taxes                               (1,334)     (1,553)
      Prepaid expenses and other current assets             (957)       (431)
      Accounts payable                                      (212)     (2,907)
      Payable to First Mississippi                         1,742       1,270
      Other accrued expenses                                (227)         42
      Income taxes payable                                   768       1,018
      Deferred use taxes                                       -         (6)
      Other long-term liabilities                             60         281
                                                       ---------     -------
        Net cash provided by operating activities          9,803       6,809
                                                       ---------     -------
Cash flows from investing activities:
 Capital expenditures                                    (13,235)     (3,052)
 Deferred stripping costs                                   (222)     (2,828)
 Proceeds from sale of property, plant and equipment           1          15
                                                       ---------     -------
        Net cash used by investing activities            (13,456)     (5,865)
                                                       ---------     -------
Cash flows from financing activities:
 Purchase of gold for repayment of gold loan                   -      (4,454)
 Proceeds from issuance of common stock                       78           -
 Proceeds from notes payable to First Mississippi          3,700       1,000
 Repayment of notes payable to First Mississippi          (1,469)          -
                                                       ---------     -------
        Net cash provided by (used in) financing
         activities                                        2,309      (3,454)
                                                       ---------     -------
        Net decrease in cash and cash equivalents         (1,344)     (2,510)
Cash and cash equivalents at beginning of period           1,979       3,690
                                                       ---------     -------
Cash and cash equivalents at end of period             $     635       1,180
                                                       =========     =======

Supplemental disclosures:
For the six months ended December 31, 1994 and 1993, $950 and $669, rectively, of interest expense included in payables to First Mississippi was added to long-term notes payable as an addition to the notes.

Cash paid during the period for:
 Interest, net of amounts capitalized                  $     50         174
                                                       ========      ======
 Income taxes                                          $      -           -
                                                       ========      ======




The accompanying notes are an integral part of these financial statements.

FirstMiss Gold Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)


NOTE 1 - GENERAL

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended June 30, 1994.


NOTE 2 - FORWARD SALES AGREEMENTS

         At December 31, 1994, the Company had hedge commitments under the spot deferred sales contracts for the delivery of gold as follows:

          Delivery                Average
            Date               Price per Ounce      Ounces
          --------            ----------------      ------

          1/1/95-6/30/95           $392             107,400
          7/1/95-6/30/96           $398             123,000

         Based on the market price of gold on December 31, 1994, the unrealized loss on these contracts is $279.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         Three months and six months ended December 31, 1994, compared with the three months and six months ended December 31, 1993.

          Results for the second quarter ended December 31, 1994, were losses of $1.8 million or $0.10 per share compared to earnings of $1.8 million or $0.10 per share for the same period last year. Results for the six months ended December 31, 1994, were losses of $1.1 million or $0.06 per share compared to earnings of $3.0 million or $0.16 per share for the same period last year when a required change in income tax accounting added $1.4 million or $0.07 per share. Low mill feed grades were primarily responsible for the losses in both the quarter and six months.

         The following table highlights sales and production information:

                              Three Months Ended   Six Months Ended
                              ------------------   ----------------
                              12/31/94  12/31/93  12/31/94  12/31/93
                              --------  --------  --------  --------

Ounces sold                    46,462    62,862    103,306   117,263
Average Realized Price/oz.       $384       390        385       387
Average Market Price/oz.         $384       377        385       374
Ounces Produced:
       Mill                    41,885    54,971     93,407   101,991
       Heap Leach               4,577     7,942      9,899    15,323
Cash Cost/oz.:
       Mill                      $365       272        315       291
       Heap Leach                $254       196        247       179
       Combined                  $354       262        308       276
Total Cost /oz.:
       Mill                      $427       334        371       356
       Heap Leach                $270       205        261       189
       Combined                  $411       318        360       334

         Sales for the quarter and six months were off 27% and 12%, respectively, from a year earlier, primarily due to lower production from both the mill and heap leach. Milling of lower grade stockpile ores during the second quarter, when underground construction activity in the pit limited pit ore production, was responsible for the lower mill feed grades. Mill feed averaged 0.146 and 0.178 ounces per ton for the quarter and six months, respectively, versus 0.222 and 0.189 the same periods prior year. Heap leach output was adversely affected by lower ore grades and less tons leached.

         Cost of sales for the quarter was down $0.9 million from a year earlier to $19.1 million, even though mill throughput was up 9 percent, due to lower mining and depreciation costs. For the six months, cost of sales was $2.0 million less than last year due to lower mining, milling, and depreciation costs. Total cost per ounce and cash cost per ounce were up for the quarter and six months, however, due to the lower ore grades. Mill throughput for the quarter and six months averaged 3,408 and 3,242 tons per day, respectively, versus 3,125 and 3,338 tons per day for the same periods last year.

         Exploration spending totaled $1.7 million for the quarter, including $1.0 million in capitalized development at Turquoise Ridge, and $3.4 million year-to-date, an increase of $0.4 million and $0.9 million, respectively, over the same periods last year. The majority of the exploration spending was related to the Turquoise Ridge project.

         Interest expense for the quarter and the six months was lower than last year reflecting payoff of the gold loan on June 30, 1994. Long term borrowing from First Mississippi increased to $32.5 million at December 31, 1994 from $25.3 million a year ago.

 LIQUIDITY AND CAPITAL RESOURCES

         Operating cash flow for the six months was up 44 percent to $9.8 million. Liquidation of payables reduced operating cash flow in the same period last year, while reductions in ore stockpile inventories contributed to the improvement in the current period.

         Investing activities for the six months included capital expenditures of $10.1 million for underground development. Cash from operations was insufficient to cover all capital expenditures during the six months, requiring additional loans from First Mississippi.

         As a result of a change in mining method in the first quarter, dictated by rock conditions and irregular ore geometry, underground production is now projected at approximately 1,000 tons per day rather than the 2,000 tons per day initially planned. As a result, additional outside funding may be needed to complete the Getchell Main Underground mine and to continue to develop Turquoise Ridge. First Mississippi has been the primary source of outside funding in recent years but is not obligated to make future advances. Prior to June 30, 1994, the Company's ability to access debt financing was restricted due to liens and covenants in its original gold loan agreement.
With the gold loan paid, the Company may access traditional sources of debt financing. Financing may also be obtained by selling equity.

OUTLOOK

         Conversion of the Getchell Main Underground to drift-and-fill mining was completed during the quarter. Contract mine development was also completed and the Company has assumed responsibility for all underground operations. Underground production is currently averaging approximately 400 tons per day grading in excess of 0.300 ounces per ton, with 1,000 tons per day output expected by the beginning of the fourth quarter. Higher underground production, combined with the return of the open pit to normal rates, should improve mill feed grades.

         Mill throughput is planned to continue at or above the 3,000 ton per day design capacity using a blend of underground, open pit and stockpiled lower grade ores with final open pit ores milled by the end of first quarter of fiscal 1996.

         At Turquoise Ridge, drilling to date has identified mineralization over a strike and dip of approximately 2,000 feet by 1,000 feet respectively. The deposit remains open down dip and along strike in both directions. The focus of development drilling will now shift to an infill-program to better define the geology and geometry of the higher grade portions of the mineralization and to aid in design and development planning of an underground access.

         An oxide exploration program initiated earlier in the year has had encouraging results and additional drilling is planned. If current oxide exploration programs are unsuccessful, mining of oxide ores are currently projected to cease by the end of the first quarter of fiscal 1996.

                          Part II.  Other Information

Item 2.   Changes in Securities

         Pursuant to the Company's Articles of Incorporation, the Board of Directors has established the 1994-A Series Stock and has authorized the issuance of 1,000 shares of such stock upon conversion of the 1994-A Series Convertible Subordinated Debentures described below.

         The 1994-A Series Stock is not entitled to receive any dividends. Each share of 1994-A Series Stock will be convertible into one share of the Company's Common Stock, subject to adjustments in certain events including the issuance of stock dividends on the Company's Common Stock, distribution of property other than cash or Common Stock, and any subdivision, combination, recapitalization, merger, consolidation, exchange of share or the like which results in any change in the Common Stock subsequent to November 3, 1994.

         The 1994-A Series Stock outstanding at any time may be redeemed at the option of the Company upon specified notice, unless converted prior to redemption, at a redemption price of $9.53125 per share. Under Nevada law, no redemption could be made if the Company were insolvent or would be rendered insolvent by such redemption or if such redemption would reduce the Company's net assets below the aggregate amount payable to holders of shares having prior or equal rights to the Company's assets upon involuntary dissolution.

         Upon any liquidation or dissolution of the Company, the holders of the 1994-A Series Stock will be entitled to a liquidation preference of $9.53125 per share before any distribution of assets may be made to the holders of Common Stock or other shares junior to the 1994-A Series Stock. After the holders of the 1994-A Series Stock have received such amount, they may not participate in any remaining assets and surplus funds of the Company.

         The holders of shares of 1994-A Series Stock will not be entitled to vote except in certain circumstances as provided by law. Holders of 1994-A Series Stock do not have pre-emptive rights.

         The Company has created a series of debentures designated as the Company's 1994-A Series Convertible Subordinated Debentures (the "Debentures"), and has authorized the issuance of Debentures in an aggregate principal amount of $9,531.25 pursuant to debenture options granted on November 3, 1994, to certain Directors under the Company's Long-Term Incentive Plan. The debenture options may be exercised at any time within ten years after their grant.

         Debentures purchased pursuant to the options will mature on November 2, 2004, and in certain circumstances may be redeemed prior to their due date.

         Subject to certain conditions, the Debentures will be convertible at a conversion price of $9.53125 per share into fully paid and non-assessable shares of 1994-A Series Stock at any time more than six months after the award of the debenture option and prior to maturity, redemption or payment thereof.


Item 4.   Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders on November 2, 1994, the Company stockholders, pursuant to proxies solicited under Regulation 14A, elected three directors for terms to expire in 1997, or until their successors are elected and qualify. The following votes were cast:

         Directors:
         ----------
       Robert C. Horton           17,078,303  shares voted for
                                 ------------
                                      13,400  shares withheld
                                 ------------
                                      N/A     shares broker nonvotes
                                 ------------

       Pete Ingersoll             17,077,303  shares voted for
                                 ------------
                                      14,400  shares withheld
                                 ------------
                                      N/A     shares broker nonvotes
                                 ------------



       G. W. Thompson             17,078,303  shares voted for
                                 ------------
                                      13,400  shares withheld
                                 ------------
                                      N/A     shares broker nonvotes
                                 ------------




Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 4 - The Statement of Resolution establishing the
                            Company's 1994-A Series Stock.

              Exhibit 27 - Financial Data Schedules

         (b) Reports on Form 8-K. No report on Form 8-K was filed by the Registrant during the three months ended December 31, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            FIRSTMISS GOLD INC.




    2/10/95                 /s/ G. W. Thompson
Date                        G. W. Thompson
                            President and Chief Executive Officer



    2/10/95                 /s/ Roger D. Palmer
Date                        Roger D. Palmer
                            Assistant Controller
                             (Principal Financial Officer and
                               Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBITS

     4 - Statement of Resolution establishing the Company's 1994-A Series
             Stock at page thirteen.

    27 - Financial Data Schedules