Form 10-Q
period 1995-03-31
FIRSTMISS GOLD INC
filed 1995-05-15
CIK 824590

                                   Form 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


(Mark One)
[ X ]
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended     March 31, 1995
                      --------------------

                                      or

[   ]
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                 to
                               ---------------     ---------------

Commission File Number:      0-16484
                       --------------------


                              FirstMiss Gold Inc.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Nevada                           64-0748908
- - --------------------------------------------------------------------------------
  (State or other jurisdiction of                  (IRS Employer ID No.)
    incorporation or organization)

5190 Neil Road, Suite 310, Reno, Nevada                   89502
- - --------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including Area Code:               702/827-0211
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X       No
                 ---         ---


           Class                                 Outstanding at April 30, 1995
- - ----------------------------                     -----------------------------
Common Stock, $.01 Par Value                               18,180,500

                         Part I.  Financial Information
Item 1.  Financial Statements
                       FirstMiss Gold Inc. and Subsidiary
                          Consolidated Balance Sheets
                     (Unaudited.  In Thousands of Dollars)

                                                                             Mar. 31             June 30
                                                                              1995                1994
                                                                       --------------------------------------
Assets
Current assets:
      Cash                                                              $          1,641            1,979
      Trade accounts receivable                                                    1,349            2,190
      Inventories:
          Ore and in process                                                       4,980            7,488
          Materials and supplies                                                   6,286            5,266
                                                                                --------         --------
               Total inventories                                                  11,266           12,754
                                                                                --------         --------
      Prepaid expenses and other current assets                                      899              181
      Deferred income taxes, current                                               3,726            2,581
                                                                                --------         --------
               Total current assets                                               18,881           19,685
                                                                                --------         --------
Property, plant and equipment, at cost                                           150,963          135,820
   Less accumulated depreciation and depletion                                    76,062           69,022
                                                                                --------         --------
               Net property, plant and equipment                                  74,901           66,798
                                                                                --------         --------
Deferred income taxes                                                              2,394            2,264
                                                                                --------         --------
                                                                        $         96,176           88,747
                                                                                ========          =======
Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                  $          4,876            5,165
      Payable to First Mississippi                                                   770              910
      Income taxes payable                                                         1,199               74
      Other accrued expenses                                                         576              555
                                                                                --------         --------
                  Total current liabilities                                        7,421            6,704
                                                                                --------         --------
Notes payable to First Mississippi                                                36,100           29,339
Other long-term liabilities                                                        3,076            2,985
Stockholders' equity:
      Common stock                                                                   181              181
      Contributed and paid-in capital                                             34,007           33,862
      Retained earnings                                                           15,391           15,676
                                                                                --------         --------
                  Total stockholders' equity                                      49,579           49,719
                                                                                --------         --------
                                                                        $         96,176           88,747
                                                                                ========         ========





The accompanying notes are an integral part of these financials statements.

                       FirstMiss Gold Inc. and Subsidiary
                      Consolidated Statement of Operations
        (Unaudited.  In Thousands of Dollars, Except Per Share Amounts)

                                                          Three months ended          Nine months ended
                                                               March  31                  March  31
                                                         ---------------------     ----------------------
                                                            1995        1994           1995       1994
                                                         ---------------------     ----------------------
Net sales                                                $   18,456     24,658        58,228     69,989
Cost of Sales                                                15,594     20,638        52,835     59,830
                                                           --------    -------       -------  ---------
     Gross profit                                             2,862      4,020         5,393     10,159
Selling, general and administrative expenses                    494        403         1,676      1,331
Exploration expenses                                            797        634         3,095      2,491
                                                           --------    -------       -------  ---------
Earnings from operations                                      1,571      2,983           622      6,337
Interest and other income (loss)                                 (1)         3            86         93
Interest expense                                                384        479         1,143      1,466
                                                           --------    -------       -------  ---------
     Earnings (loss) before income taxes                      1,186      2,507          (435)     4,964
Income tax expense (benefit)                                    415        384          (150)     1,200
                                                           --------    -------       -------  ---------
     Net earnings (loss) before cumulative effect
       of change in accounting principle                        771      2,123          (285)     3,764
      Cumulative effect of change in accounting
       principal                                                  -          -             -      1,350
                                                           --------    -------       -------  ---------
     Net earnings (loss)                                 $      771      2,123          (285)     5,114
                                                           ========    =======       =======  =========

Earnings (loss) per common share:
     Before cumulative effect of accounting change       $     0.04       0.12         (0.02)      0.21
     Cumulative effect of accounting change                    0.00       0.00          0.00       0.07
                                                           --------    -------       -------  ---------
     Total earnings (loss) per common share              $     0.04       0.12         (0.02)      0.28
                                                           ========    =======       =======  =========

Average shares and equivalents outstanding                   18,190     18,156        18,156     18,141
                                                           ========    =======       =======  =========



The accompanying notes are an integral part of these financial statements.

                       FirstMiss Gold Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                     (Unaudited.  In Thousands of Dollars)

                                                                                   Nine months ended
                                                                                         Mar. 31
                                                                              --------------------------
                                                                                  1995           1994
                                                                              --------------------------
Cash flows from operating activities:
  Net earnings (loss)                                                         $     (285)          5,114
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
     Depreciation, depletion and amortization                                     11,663          13,401
     Deferred compensation                                                             -               2
     Loss on sale of property, plant and equipment                                    32              13
     Net change in assets and liabilities:
         Trade accounts receivable                                                   841          (1,182)
         Inventories                                                               1,487            (324)
         Deferred income taxes                                                    (1,275)         (3,208)
         Prepaid expenses and other current assets                                  (719)           (420)
         Accounts payable                                                           (288)         (3,717)
         Payable to First Mississippi                                              2,140           1,442
         Other accrued expenses                                                       22            (226)
         Income taxes payable                                                      1,125           3,058
         Deferred use taxes                                                            -              (6)
         Other long-term liabilities                                                  90             408
                                                                               ---------        --------
            Net cash provided by operating activities                             14,833          14,355
                                                                               ---------        --------
Cash flows from investing activities:
  Capital expenditures                                                           (19,680)         (6,621)
  Deferred stripping costs                                                          (319)         (4,473)
  Proceeds from sale of property, plant and equipment                                203              15
                                                                               ---------        --------
            Net cash used by investing activities                                (19,796)        (11,079)
                                                                               ---------        --------
Cash flows from financing activities:
  Purchase of gold for repayment of gold loan                                          -          (7,127)
  Proceeds from issuance of common stock                                             144               -
  Proceeds from notes payable to First Mississippi                                 5,950           1,000
  Repayment of notes payable to First Mississippi                                 (1,469)              -
                                                                               ---------        --------
            Net cash provided by (used in) financing activities                    4,625          (6,127)
                                                                               ---------        --------
            Net decrease in cash and cash equivalents                               (338)         (2,851)
Cash and cash equivalents at beginning of period                                   1,979           3,690
                                                                               ---------        --------
Cash and cash equivalents at end of period                                    $    1,641             839
                                                                               =========        ========
Supplemental disclosures:
For the nine months ended March 31, 1995 and 1994, $2,280 and $1,310, respectively, in interest expense included in payables to First Mississippi was added to long-term notes payable as an addition to the notes.
Cash paid during the period for:
  Interest, net of amounts capitalized                                        $       51             231
                                                                               =========        ========
  Income tax                                                                  $        -               -
                                                                               =========        ========

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


NOTE 2 - FORWARD SALES AGREEMENTS

      At March 31, 1995, the Company had hedge commitments under the spot deferred sales contracts for the delivery of gold as follows:

                                           Average Price
             Delivery Date                    Per Ounce          Ounces
             -------------                  -----------          ------
              4/1/95-6/30/95                    $393              60,400
              7/1/95-6/30/96                    $395             131,000

      Based on the market price of gold on March 31, 1995, the unrealized loss on these contracts is $921.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months and nine months ended March 31, 1995, compared with the three months and nine months ended March 31, 1994.

     Results for the third quarter ended March 31, 1995, were earnings of $0.8 million, or $0.04 per share, compared to earnings of $2.1 million, or $0.12 per share, for the same period last year. Results for the nine months ended March 31, 1995, were a loss of $0.3 million, or $0.02 per share compared to earnings of $5.1 million, or $0.28 per share, for the same period last year when a required change in income tax accounting added $1.4 million, or $0.07 per share. Lower mill feed grades and lower heap leach tonnage were responsible for the decreased income in both the quarter and nine months.

     The following table highlights sales and production information:

                                                        Three Months Ended         Nine Months Ended
                                                       03/31/95     03/31/94      03/31/95    03/31/94
                                                       -----------------------------------------------
Ounces sold                                              47,465       62,518       150,771     179,781
Average Realized Price/oz                                  $389         $394          $386        $389
Average Market Price/oz.                                   $380         $385          $383        $378
      Ounces Produced:
      Mill                                               43,172       56,238       136,579     158,229
      Heap Leach                                          4,293        6,329        14,192      21,652
Cash Cost/oz.:
      Mill                                                 $283         $287          $305        $289
      Heap Leach                                           $349         $172          $278        $177
      Combined                                             $289         $276          $302        $276
Total Cost/oz.:
      Mill                                                 $326         $346          $357        $352
      Heap Leach                                           $357         $186          $290        $188
      Combined                                             $329         $330          $350        $333



       Sales for the quarter and year to date were off 25% and 17%, respectively, from a year earlier, the result of lower production from both the mill and heap leach. Increased dependence on lower grade stockpile ores during the current transition from open pit mining to underground mining led to an average grade of 0.174 ounces per ton and 0.166 ounces per ton for the year to date and quarter, respectively. Mill feed averaged 0.204 ounces per ton and
0.240 ounces per ton for the prior year to date and third quarter,
respectively, when high grade North Pit ore was milled.   Heap leach tons
declined 35% and 17% for the quarter and year to date, respectively, as currently identified oxide reserves near depletion.


       Cost of sales for the quarter and year-to-date were down 24% and 12%, respectively, versus last year, despite higher mill throughput, primarily due to lower costs of stockpiled ore.

Total cost per ounce for the quarter was the same versus prior year but was up 5% for the nine months due to lower output from the mill and heap leach. Mill throughput for the quarter averaged 3,407 tons per day, up from 2,889 tons per day last year while mill throughput for the nine months averaged 3,296 tons per day compared to the prior year's 3,191 tons per day.

       Exploration expenditures totaled $2.1 million for the quarter and $5.5 million year to date, an increase of 47 % and 40%, respectively, over the same periods last year. The majority of the exploration spending was related to the Turquoise Ridge project, the Hansen Creek area south of the Main Pit and to the oxide project in Section 13.

       Interest expense for the quarter and the nine months was lower than last year reflecting the capitalization of $437 and $919 in interest, respectively, on the Main Underground development and payoff of the gold loan on June 30, 1994. Long term borrowing from First Mississippi increased to $36.1 million at 03/31/95 from $25.9 million a year ago primarily to cover development funding of the Main Underground mine.

LIQUIDITY AND CAPITAL RESOURCES

       Operating cash flow for the nine months was $14.8 million, up slightly from a year ago. Investing activities for the nine months were up 79%, reflecting capital expenditures of $15.8 million for underground development. Cash from operations was insufficient to cover capital expenditures during the nine months and a net $4.5 million in cash was borrowed from First Mississippi Corporation. On February 1, 1995, a new revolving promissory note was executed with First Mississippi which extended the maturity date of borrowings to August 1, 1997.

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

       First Mississippi has now received a favorable response from the IRS that would permit the tax-free distribution of First Mississippi's shares of FirstMiss Gold to First Mississippi shareholders. First Mississippi says it expects to proceed with the spin-off assuming favorable results for the Turquoise Ridge pre-feasibility study, continued mine and mill operations as expected, a viable financial outlook and approval of the First Mississippi and FirstMiss Gold boards of directors. First Mississippi shareholders would receive approximately 0.7 shares of FirstMiss Gold for each share of First Mississippi stock owned.

OUTLOOK

       Underground production is currently averaging approximately 500 tons per day grading in excess of 0.340 ounces per ton, with production of 1,000 tons per day expected to be reached in the fourth quarter. Costs associated with the start-up of the Main Underground may adversely impact fourth quarter earnings. Mill throughput is planned to continue at or above the 3,000 ton-per-day design capacity using a blend of underground, open pit and stockpiled lower grade ores with final open Main Pit ore milled by the end of the first quarter of fiscal 1996. There is sufficient lower grade stockpiled material to feed the mill for approximately three years at current rates, as efforts continue to develop new ore sources. If current oxide exploration programs are unsuccessful, mining of oxide ores will cease by the end of fiscal 1995.

       Drilling to date at Turquoise Ridge has identified mineralization over a strike and dip of approximately 2,000 feet by 1,000 feet, respectively, and the deposit remains open down dip and along strike in both directions. Twelve core drills are now working on a portion of the mineralization 700 feet by 1,000 feet, to complete a 35 hole in-fill program designed to provide data to support a mine pre-feasibility study scheduled for completion in July of this year. The study is being conducted by an engineering team consisting of internal staff complemented by independent consultants. An oxide drilling program initiated earlier in the year has identified a new oxide zone in Section 13 directly south of the Section 13 oxide ore body. Deeper drilling indicates there is also sulfide gold mineralization below the oxide. Drilling continues to encounter sulfide mineralization in and adjacent to the Getchell fault zone directly south of the Main Pit at Hansen Creek. Mineralization resembles that now being mined in the Main Underground. Additional drilling is planned for both of these projects.

       As of March 31, 1995, 191,400 ounces of gold have been sold for delivery over the next one and one-half years using spot deferred contracts at prices ranging between $387 and $419 per ounce.


                          Part II.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits
           Exhibit 27 - Financial Data Schedule

       (b) Reports on Form 8-K
           Registrant filed a current report on Form 8-K dated February 8, 1995, including under "Other Event" information about the election of Robert L. Zerger to it's board of directors.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     FIRSTMISS GOLD INC.



5/11/95                              /s/ G. W. Thompson
- - ------------------------             ------------------------------------------
Date                                 G. W. Thompson
                                     President and Chief Executive Officer




5/11/95                               /s/ Donald S. Robson
- - ------------------------             ------------------------------------------
Date                                 Donald S. Robson
                                     Vice President and Chief Financial Officer