Form 10-K405
period 1995-06-30
FIRSTMISS GOLD INC
filed 1995-09-08
CIK 824590

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1995           COMMISSION FILE NUMBER 0-16484

                              FIRSTMISS GOLD INC.
             (Exact name of registrant as specified in its charter)

                   NEVADA                                         64-0748908
      (State or other jurisdiction of                (I.R.S. Employer Identification No.)
       incorporation or organization)
          6025 SOUTH QUEBEC STREET                                  80111
                 SUITE 310                                        (Zip Code)
            ENGLEWOOD, COLORADO
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 771-9000

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $0.01

                          COMMON STOCK PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of the voting stock held by non-affiliates of the Registrant on August 22, 1995: $71,826,211

            COMMON STOCK OUTSTANDING ON AUGUST 22, 1995: 18,182,600

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
                                           PART I
ITEMS 1 AND 2.  BUSINESS AND PROPERTIES...............................................    1
ITEM 3.   LEGAL PROCEEDINGS...........................................................   11
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................   11
                                          PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................................   11
ITEM 6.   SELECTED FINANCIAL DATA.....................................................   12
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.......................................   13
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................   22
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.......................................   22
                                          PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS............................................   23
ITEM 11.  EXECUTIVE COMPENSATION......................................................   26
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................................   30
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................   32
                                          PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
            ON FORM 8-K...............................................................   36

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

INTRODUCTION

     FirstMiss Gold Inc., a Nevada corporation (the "Company"), is engaged in the exploration, development, mining and processing of gold ore from the 33,000-acre "Getchell Property" located in northern Nevada. Gold mineralization on the Getchell Property is found in a series of discrete zones along the Getchell fault zone (the "Getchell Fault") and the Turquoise Ridge fault zone (the "Turquoise Ridge Fault"). As of June 30, 1995, the Company had proven and probable reserves of approximately 6,963,600 million tons of ore at an average grade of 0.206 ounces/ton gold, with approximately 1,434,900 million contained ounces of gold. This reserve figure does not include any reserves in the underground mineralized area of Turquoise Ridge. The proven and probable mineable ore reserve ounces are "contained" ounces. Actual ounces expected to be recovered during milling and heap leach processing will be less due to recovery process inefficiencies. During the fiscal year ended June 30, 1995 ("fiscal 1995"), approximately 184,298 ounces of gold were produced and sold, excluding 14,939 development ounces.

     The Getchell Property is located in the Potosi Mining District on the eastern side of the Osgood Mountain Range, 35 miles northeast of Winnemucca, Nevada. Access to the property is via Nevada State Highway 18 and an all-weather gravel road maintained jointly by the Company and various competitors who use the same access. Operations on the Getchell Property include a pressure oxidation ("autoclave") mill facility and heap leach facility. Currently, sulfide ores for the mill are produced from an underground mine known as the "Getchell Main Underground Mine." Oxide ores for the heap leach facility were produced during fiscal 1995 from an open pit known as the "Turquoise Ridge Oxide Pit," which is no longer in operation, and from existing stockpiles. The Company is actively pursuing an exploration program on the Getchell Property.

     In January 1995, the Company announced a geologic resource along the Turquoise Ridge Fault. The Company has hired Mineral Resources Development, Inc. ("MRDI") to prepare a pre-feasibility study with respect to Turquoise Ridge. A pre-feasibility study is an economic-based analysis of an ore body that serves as the basis for a mine plan for the extraction of gold from that ore body on an economically viable basis. MRDI, directly or through sub-contractors, is also providing information on hydrological, metallurgical and geotechnical characterization to support mine plans and economic analyses, the purpose of which is to define a mineable reserve. The Company anticipates that a full report by MRDI that describes the results of their analysis will be available by mid-September 1995. There can be no assurances that the MRDI pre-feasibility study will be the basis for an addition to the Company's proven and probable reserves.

     The Company was incorporated in Nevada in August 1987 by First Mississippi Corporation, a Mississippi corporation ("First Mississippi"), for the purpose of financing, developing and operating the Getchell gold mining project and for conducting minerals exploration. First Mississippi is a diversified corporation engaged in the production of chemicals for industry and agriculture and related products and services. In May 1988, the Company sold 3,250,000 shares of its common stock in an initial public offering. Currently, approximately 81% of the Company's stock is held by First Mississippi.

     In February 1990, First Mississippi announced plans to distribute its stock in the Company to First Mississippi's shareholders. According to First Mississippi, this spin-off was subject to a favorable tax ruling from the Internal Revenue Service and a favorable operational and financial outlook for the Company. Although the required ruling was received in December 1990, gold prices had fallen in the interim, and the spin-off was put on hold. First Mississippi has informed the Company that it received a subsequent ruling from the Internal Revenue Service in April 1995 that a spin-off would be treated as a tax-free distribution for federal income tax purposes, subject to certain conditions. The Company understands that First Mississippi has not made a final determination with respect to a spin-off and that any such determination will be based in part on the results of the MRDI pre-feasibility study described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     The Company's principal executive offices are located at 6025 South Quebec Street, Suite 310, Englewood, Colorado 80111. The Company's telephone number is
(303) 771-9000. At June 30, 1995, the Company had approximately 300 employees.

THE GETCHELL PROPERTY

     History. Gold mining commenced at the Getchell Property in the late 1930's and has continued intermittently since that time under several different owners. First Mississippi purchased the property (inactive at the time) from Conoco, Inc. in 1983. First Mississippi began a program to develop the property in July 1983. Operations at the autoclave mill facility and the oxide heap leach facility were commenced in February 1989 and June 1985, respectively, and as of June 30, 1995, the Company had produced over 1.2 million ounces of gold.

     Property Interests. Certain of the Company's mineral rights consist of unpatented mining claims. Unpatented mining claims are unique property interests that are generally considered to be subject to greater title risk than other real property interests. The Getchell Property consists of approximately 18,900 acres of unpatented lode and mill site mining claims and 14,100 acres of fee land owned by the Company. Greater than 90% of the Company's current reserves are on fee land. Approximately 65% of the Getchell Property, including all current proven and probable reserves, is subject to a 2% net smelter royalty owned by a third party.

     Geology. Gold mineralization on the Getchell Property occurs in a series of discrete zones associated with the north-trending Getchell Fault and with the northeast-trending Turquoise Ridge Fault. Both systems cut through a thick sequence of interbedded early Paleozoic sedimentary, igneous and volcanic units. The northwest-dipping Turquoise Ridge Fault and the eastward-dipping Getchell Fault intersect in an open pit known as the "Main Pit," an area where mining has ceased.

     Gold sulfide mineral deposits are found at depth along the Getchell Fault and in sedimentary units in contact with the Getchell Fault. Drilling has identified similar gold sulfide mineralization deposits in folded Paleozoic sedimentary units in contact with the Turquoise Ridge Fault 2,000 feet northeast of the Getchell Fault. Oxidized gold deposits are also associated with the Getchell and Turquoise Ridge fault zones, typically occurring as discrete zones at depths shallower than the sulfide mineralization.

     A mineral deposit is a naturally occurring concentration of minerals that may or may not be economically mineable. A mineable reserve is that part of a mineral deposit that has been drilled sufficiently to define the tonnage and grade and that may be extracted at a profit. Mineral deposits do not qualify as commercially mineable ore bodies ("proven and probable" mineable reserves) under Securities and Exchange Commission rules until a final and comprehensive economic, technical and legal feasibility study based upon adequate test results is concluded.

     Mining. While the Company's past production has come principally from open pit mines, the Company's current production comes from underground mining. The Main Pit was closed in July 1995 after a geotechnical monitoring program indicated that continued pit mining would likely destabilize the pit wall. As a result, approximately 239,000 tons of ore averaging 0.153 ounces per ton, or approximately 36,600 contained ounces of gold, were abandoned in the pit bottom. The Company wrote off the unamortized cost of various assets that were expected to be recovered from the remaining ore reserves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     The Turquoise Ridge Oxide Pit, a primary source of oxide ore, was closed on schedule in June 1995 after a determination that it had been mined out. Leaching of existing loaded pads will continue as long as residual gold can be economically extracted. However, in fiscal 1996, assuming no additional oxide ore is mined, the Company will not stack additional ore on the leach pads, and as a result, leach pad gold output will be substantially lower than in the past and will likely decrease over time.

     The Getchell Main Underground Mine began commercial production of sulfide mill feed on May 1, 1995, and the Company anticipates that the majority of mining activities will be underground for the foreseeable future. Stockpiled ores and the Getchell Main Underground Mine will furnish mill feed until additional sulfide ore sources can be put into production. There is sufficient stockpile material to feed the mill for approximately two years at current milling rates, assuming the Getchell Main Underground Mine produces 1,000 tons of ore per day. Stockpile ore grades are lower than what was typically produced from the Main Pit in recent years.

     Getchell Main Underground Mine. Operations at the Getchell Main Underground Mine were the main focus of the Company's attention during the second half of fiscal 1995. In January 1995, the Company assumed full mining duties from an independent underground mining contractor and implemented a program to enhance the mine's operations. Staff enhancements were made with particular attention to mine planning, engineering and an underground operations staff. To facilitate achievement of near and long-term production goals, the Company has leased additional equipment and has made additions to the mine work force.

     By the end of fiscal 1995, production from the Getchell Main Underground Mine was approximately 700 tons of ore per day with an average gold grade of
0.317 ounces per ton, and in August 1995, production reached the 1,000 ton-per-day target. The Company's mining rate goal is to achieve output of 1,200 tons of ore per day in fiscal 1996. However, there can be no assurances that such goals will be reached. In fiscal 1995, the Getchell Main Underground Mine produced 116,850 tons of ore at an average grade of 0.333 ounces per ton, or 38,911 contained ounces of gold. The total Getchell Main Underground reserve now stands at 3,650,200 tons of ore at an average grade of 0.335 ounces per ton, or 1,223,000 contained ounces of gold.

     The Company has employed the "Drift and Fill" mining method in the Getchell Main Underground Mine, which the Company has determined is appropriate for the ground conditions currently being encountered. This mining method involves mining a section of ore, which is then backfilled with a mixture of sand and concrete prior to the mining of the next contiguous section of the ore body. Higher productivity stoping methods are currently under review for future applications.

     Turquoise Ridge. In January 1995, the Company announced a geologic resource along the Turquoise Ridge Fault. To facilitate timely delineation of any mineable reserve, an intensive core drilling program addressing primarily the southwestern portion of the Turquoise Ridge trend was conducted from February to July 1995. As part of this program, thirteen core drill rigs generated in excess of 70 drill holes spaced on intervals of 50 to 150 feet and produced in excess of 130,000 vertical feet of core samples. This program was concentrated on a limited area of Turquoise Ridge, approximately 800 feet by 1,100 feet.

     The Company has hired MRDI to prepare a pre-feasibility study with respect to Turquoise Ridge. MRDI, directly or through sub-contractors, is also providing information on hydrological, metallurgical and geotechnical characterization to support mine plans and economic analyses, the purpose of which is to define a mineable reserve. The Company anticipates that a full report by MRDI that describes the results of their analysis will be available by mid-September 1995. There can be no assurances that the MRDI pre-feasibility study will be the basis for an addition to the Company's proven and probable reserves.

EXPLORATION AND DEVELOPMENT

     The Company's exploration activities are concentrated exclusively on the Getchell Property and include drilling, geological mapping, and geophysical and geochemical surveys. Prior to fiscal 1994, exploration was oriented toward development of known ore zones and evaluation of the numerous exploration targets on the property. In fiscal 1994, exploration concentrated along the Turquoise Ridge Fault, where high grade gold sulfide mineralization was discovered. Fiscal 1995 exploration efforts continued to concentrate on the Turquoise Ridge area.

     Limited exploration of the rest of the Getchell Property has indicated deep sulfide mineralization at Hansen Creek, located along the Getchell Fault to the south of the Main Pit, and mixed oxide/sulfide mineralization at Section 13, located in the northeast corner of the Getchell Property. Several other exploration targets have been identified at the Getchell Property and await exploration drilling.

     At the Getchell Main Underground Mine, the ore body remains open at depth and along strike. Fiscal 1996 development drilling will concentrate on deeper parts of the Getchell Main Underground ore body and areas along strike from the current reserves.

     For a map of the Getchell Property, see page 10 herein.

RESERVES

     The following table sets forth the proven and probable mineable gold ore reserves located on the Getchell Property as of June 30, 1995. Sulfide reserves assume a 0.200 ounce per ton cutoff for underground reserves. Oxide reserves are based on a 0.010 cyanide soluble cutoff grade. Included in sulfide reserves are low-grade stockpiles containing 1,605,800 tons of ore at an average grade of
0.099 ounces per ton, or 159,300 contained ounces of gold. Also included in sulfide reserves are 3,668,200 tons of underground ore at an average grade of
0.335 ounces per ton, or 1,229,000 contained ounces of gold.

     Proven and probable mineable ore reserves are estimates of quantities and grades of ore which can be economically recovered based on assumptions of a $400 per ounce future gold price and projected future mining and milling costs. These reserves have been prepared by the Company and confirmed by Mine Development Associates, an independent mining consulting firm.

                    PROVEN AND PROBABLE MINEABLE RESERVES(1)

                                                                                   CONTAINED
                                                          ORE TONS      GRADE     GOLD OUNCES
                                                          ---------     -----     -----------
                                                                  (WEIGHTED AVERAGE)
    Sulfide.............................................. 5,274,000     0.263      1,388,300
    Oxide................................................ 1,689,600     0.028         46,600
                                                          ---------     -----     -----------
    Total................................................ 6,963,600     0.206      1,434,900

---------------

(1) These reserves do not include any potential reserves at the Turquoise Ridge site.

OPERATIONS

     Milling Process. Economic gold recoveries from the sulfide ores on the Getchell Property are attained by oxidizing the ore prior to treatment by conventional carbon in leach ("CIL") processes. The Company's mill was designed and constructed to use high temperature pressure oxidation autoclaves to oxidize sulfides in the ore. Prior to pressure oxidation, ore is ground in a conventional grinding circuit, thickened to form an ore slurry, treated with sulfuric acid to remove carbonate minerals and preheated. The preheated ore slurry then enters the autoclaves where the temperature and pressure are increased and high purity oxygen is added to oxidize the sulfide minerals. As the ore slurry leaves the autoclaves, limestone and lime are added to adjust the pH. The ore slurry is then transferred to a conventional CIL circuit where gold is adsorbed onto carbon granules. Loaded carbon is periodically removed from the cyanide circuit and processed to strip the gold. The stripping process culminates in a gold precipitate which is collected in filter presses and smelted into dore bars for shipment. The Company was one of the first U.S. gold companies to use autoclaves for processing ore. The Company believes that autoclaves are presently the most effective available method for milling high sulfide ore.

     The mill was designed to process an average daily nominal throughput of 3,000 tons at an average recovery rate of 89%. Since September 1991, liquid oxygen has been purchased to supplement oxygen produced by an on-site plant. This additional oxygen has helped to increase average daily throughput above nominal capacity. In fiscal 1995, the average daily mill throughput was 3,219 tons and gold recovery averaged 88%. Autoclave availability averaged 90.1% in fiscal 1995 versus 89.5% in fiscal 1994.

     Heap Leaching Process. Heap leaching is a process used to recover gold from naturally oxidized, permeable ore. The process involves the percolation of a cyanide solution through crushed ore heaped on an impervious pad to dissolve gold out of the ore. Since recovery rates from heap leaching are lower than from conventional CIL milling, this process is not usually applied to high-grade ore. Heap leach recovery has averaged approximately 70% of the cyanide soluble gold for the last fiscal year.

     Heap leach operations consist of two active pads, five ponds and a processing plant. During fiscal 1995, oxide ore for heap leaching was mined from the Turquoise Ridge Oxide Pit, old dumps and stockpiles. In fiscal

1996, assuming no additional oxide ore is mined, the Company will not stack additional ore on the leach pads, and as a result, leach pad gold output will be substantially lower than in the past and will likely decrease over time.

     Production. The following table sets forth selected information about the Company's production of gold in fiscal 1995.

                                                                    SULFIDE ORE
                                              -------------------------------------------------------
                                                                        GETCHELL MAIN        TOTAL
                                               STOCKPILE    MAIN PIT   UNDERGROUND MINE   SULFIDE ORE
                                              -----------   --------   ----------------   -----------
    Tons Processed...........................   750,821      307,263        116,850         1,174,934
    Grade....................................     0.132        0.220          0.333             0.175
    Contained Ounces.........................    99,108       67,594         38,911           205,613

                                                                      OXIDE ORE
                                                      -----------------------------------------
                                                      DUMPS AND       TURQUOISE         TOTAL
                                                      STOCKPILES      RIDGE PIT       OXIDE ORE
                                                      ---------       ---------       ---------
    Tons Processed..............................       415,406         539,764         955,170
    Grade.......................................         0.190           0.030           0.025
    Contained Ounces............................         7,743          16,136          23,879

     Ancillary Facilities and Raw Materials. Oxygen, which is used in the autoclaves, is supplied under a long-term agreement by an independent contractor who owns and operates a plant at the mill site. The agreement has a remaining term of approximately 8.5 years. Payments were $3.5 million in fiscal 1995 and are estimated to be approximately $2.8 million in fiscal 1996. Supplemental liquid oxygen is delivered by truck by the same independent contractor when mill needs exceed the oxygen plant output; such liquid oxygen deliveries constituted approximately 12.8% of the Company's oxygen use in fiscal 1995.

     Electricity is provided by an independent utility company under an electric services agreement. The mill uses reclaimed water pumped from the tailings pond and from the dewatering of the pits. Makeup water for the milling process comes from two wells located on the Getchell Property approximately four miles from the plant. A limestone deposit located on the Getchell Property is mined and stockpiled by an independent contractor for use in the milling process.

     Other materials necessary in the milling process, such as sodium hydroxide, sulfuric acid, lime, carbon, propane and sodium cyanide, are available for purchase from more than one supplier and are hauled by truck to the Getchell Property. These materials may be subject to shortages from time to time, resulting in higher costs.

     The Company has constructed a tailings dam and pond on 172 acres of land on the property. In June 1995, the Company substantially completed an additional lift increasing the capacity at the tailings pond. Additional lifts to increase capacity will be constructed as needed. The pond is lined with a synthetic liner and is designed to accommodate run-off from a 100-year flood event and reasonably expected seismic activity for the site.

SALES AND MARKETING

     During fiscal 1995, the Company's dore was refined and sold under contract to Metalor USA Refining Corporation ("Metalor") of North Attleborough, Massachusetts, an indirect wholly-owned subsidiary of Swiss Bank Corporation. The Company believes that there are a number of potential purchasers in addition to Metalor. Total ounces of gold sold were 199,237 (which includes 14,939 development phase ounces from the Getchell Main Underground Mine), 243,826, and 210,644 for fiscal 1995, 1994 and 1993, respectively. Of these sales, none were exported in fiscal 1995, and 7% and 28% were exported (to France) in fiscal 1994 and 1993, respectively.

HEDGING ACTIVITIES

     The Company currently uses spot deferred contracts in its hedging program to protect earnings and cash flows from the impact of gold price fluctuations. These transactions have been designated as hedges of the price of future production and are accounted for as such. Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold, at an established date in the future and at agreed to prices. The established price is equal to the spot price for gold plus "contango." Contango is equal to the difference between the prevailing market rate for dollar deposits less the gold lease rate, for comparable periods, and represents compensation to the seller for holding gold until a future date. Contango rates ranged from approximately 4 1/2% to 6 1/2% during fiscal 1995.

     At the scheduled future delivery date, the seller may, at the option of the counterparty, deliver into the contract or defer the delivery to a future date. This option allows the seller to maximize the price realized by selling at the spot market price if such price at that time were to be higher than the forward contract price. Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango for the next period. Generally, the counterparty will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment. During fiscal 1995 and 1994, the Company deferred delivery on contracts representing 70,100 and 244,000 ounces, respectively.

     At June 30, 1995, the Company had spot deferred contracts on 147,100 gold ounces which are scheduled to be delivered throughout fiscal 1996 at prices ranging from $387 to $420 per gold ounce. The Company intends to continue to defer delivery into future periods when the spot market price is higher than the spot deferred contract price. Based on the market price of gold at June 30, 1995, the unrealized gain on the contracts is $416,000.

     Risk of loss with these forward sales and purchases agreements arises from the possible inability of a counterparty to honor contracts and from changes in the Company's anticipated production of gold. However, nonperformance by any party to the financial instruments in not anticipated.

     In fiscal 1994 and 1993, the Company had a 150,000 ounce gold loan with a predetermined price of $475 per ounce, and a related fixed forward sales arrangement covering 202,600 gold ounces. Under the gold loan, in fiscal 1994 and 1993 the Company delivered 20,625 and 28,125 gold ounces. Under the forward sales arrangement, the Company delivered 47,000 and 40,000 gold ounces in fiscal 1994 and 1993, respectively, at $400 per gold ounce. All commitments under these agreements were fulfilled at June 30, 1994.

     See Notes 1 and 6 to the Consolidated Financial Statements. See "Risk Factors -- Hedging Activities."

GOVERNMENT REGULATION

     The mining operations of the Company are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA. It is the Company's policy to comply with the directives and regulations of MSHA and OSHA.

     All of the Company's exploration, development and production activities are subject to regulation under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. Many of the regulations also require permits to be obtained for the Company's activities; these permits normally are subject to public review processes resulting in public approval of the activity. It is possible that future changes in these laws or regulations could have a significant impact on some portion of the Company's business, causing those activities to be economically reevaluated at that time.

     During the past three years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a one-year moratorium on processing of new patent applications was approved. In addition, a variety of legislation is now pending before the United States Congress to amend further the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of future congressional action is difficult to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands.

     See "Risk Factors -- Regulation of Mining Activity."

ENVIRONMENTAL MATTERS AND SAFETY

     Environmental Regulations. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to the Company's ownership of a property. Insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available at a reasonable price to the Company or to other companies within the industry. To the extent the Company is subject to environmental liabilities, the payment of such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Should the Company be unable to fully fund the cost of remedying an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on the Company.

     In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that the Company would not proceed with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment are constantly changing and are generally becoming more restrictive. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

     Pending bills which affect environmental laws applicable to mining include versions which may substantially alter the Clean Water Act, Safe Drinking Water Act, Endangered Species Act and a bill which will introduce additional protection of wetlands (Wetlands Protection and Management Act). Adverse developments and operating requirements in these acts could impair the ability of the Company as well as others to develop mineral resources. Revisions to current versions of these bills could occur prior to passage.

     The Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations under the Resource Conservation and Recovery Act ("RCRA"). Of particular concern to the mining industry is a proposal by the EPA titled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive federal regulation of the entire mine site. Many of these requirements would be duplicative of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II as proposed, the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

     The Company is also subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time.

     Environmental laws and regulations may also have an indirect impact on the Company, such as increased cost for electricity due to acid rain provisions of the Clean Air Act Amendments of 1990. Charges by refiners to which the Company sells its metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. The Company has no control over the refiners' operations or their compliance with environmental laws and regulations. If the refining capacity of the United States is significantly further reduced because of environmental requirements, it is possible that the Company's operations could be adversely affected.

     Environmental Compliance and Capital Costs. The Company incurred compliance costs of $530,000, $292,000 and $216,000 in fiscal 1995, 1994 and 1993, respectively, in connection with permitting, monitoring for compliance with pollution control requirements and waste management.

     Capital expenditures for environmental protection were $1.8 million in fiscal 1995 related principally to the increase in capacity at the tailings pond. Such capital expenditures are expected to be approximately $100,000 in fiscal 1996. These projected expenditures are based on laws and regulations currently in effect and should not have a material adverse effect on the Company's earnings or competitive position.

     Reclamation. The Company accrues for environmental liabilities associated with reclamation and closure costs over the productive lives of its mines. Activities which result in reclamation costs are the permanent closure of the mining and mineral processing operations and reclamation of the disturbed land to a productive use. Permanent closure and reclamation activities take place concurrent with and after the productive life of the operations. Activities which result in closure costs after permanent closure and reclamation relate to monitoring. The Company conducts concurrent reclamation activities. The Company anticipates making additional accruals during the remaining productive life of the operations. Current insurance coverage does not cover reclamation and closure costs.

     The uncertainties related to reclamation and closure costs result from unknown future additional regulatory requirements, significant new surface disturbances or additional mineral processing facilities and the potential for recognition in the future of additional activities needed for reclamation. The technologies for reclamation are evolving during the life of the operations. Periodic review of the activities and costs for reclamation, and consequent adjustments to the ongoing accrual, are conducted.

     In accordance with the State of Nevada Division of Environmental Protection ("NDEP"), the Company has submitted a plan to the NDEP for the eventual closure and reclamation of the Getchell Property and is awaiting approval and permitting. As of June 30, 1995, the total estimated cost for reclamation and eventual closure was $4.8 million, of which the Company had accrued $3.0 million. The Company has begun reclamation of surface mining disturbances and anticipates an ongoing program of reclamation over the next several years. Activities have included regrading, revegetation and soil stabilization.

     Safety Compliance Costs. The Company incurred compliance costs of $470,000 in fiscal 1995 related to safety and industrial hygiene.

     See "Risk Factors -- Environmental Regulations."

COMPETITION

     The Company faces competition from other mining companies in connection with the acquisition of mineral interests and the recruitment and retention of qualified employees. Many of the competitors have substantially larger financial resources and produce substantially larger amounts of gold. As such, it may be difficult for the Company to obtain potential development properties in the future on acceptable terms.

WORKING CAPITAL REQUIREMENTS AND SEASONALITY OF BUSINESS

     Changes in ore inventory will typically have the most effect on working capital requirements. Ore inventory tonnages fluctuate in response to various factors including scheduled milling rates, projected ore availability, weather conditions and efficient scheduling of mine production. Winter weather extremes may affect levels of gold production.

                                    [MAP]

The graphic represents a map of the Getchell Property and its general location within the State of Nevada. The map sets forth the boundaries of the property and the location on the property of certain of the Company's past and present mining sites and certain areas identified for exploration. The map is dated June 30, 1995.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the Nasdaq National Market. Its symbol is "FRMG." The high and low recorded prices of the Company's common stock during each quarter of fiscal 1994 and 1995 are presented in the table below. No dividends have been declared since the Company's initial public offering in May 1988, and dividends are not anticipated for the near future. The Company intends to retain earnings to support current operations, to fund exploration and development projects and to repay advances from First Mississippi. There were approximately 2,000 stockholders, including individual participants in security position listings, as of September 1, 1995.

                                  1994                             HIGH           LOW
        --------------------------------------------------------  ------         -----
        First Quarter...........................................  $ 8.00         $5.13
        Second Quarter..........................................  $ 8.00         $5.13
        Third Quarter...........................................  $ 8.63         $5.94
        Fourth Quarter..........................................  $ 7.88         $6.25

                                  1995
        --------------------------------------------------------
        First Quarter...........................................  $ 8.75         $6.25
        Second Quarter..........................................  $10.50         $8.00
        Third Quarter...........................................  $10.13         $7.75
        Fourth Quarter..........................................  $21.00         $9.75

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEARS ENDED JUNE 30
                                          --------------------------------------------------------
                                            1995        1994        1993        1992        1991
                                          --------    --------    --------    --------    --------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA (FOR
  PERIOD):
Net sales................................ $ 71,485    $ 95,150      78,773      83,048      73,464
Cost of sales............................   69,775      82,131      75,254      71,664      67,504
                                          --------    --------    --------    --------    --------
          Gross profit...................    1,170      13,019       3,519      11,384       5,960
Exploration expenses.....................    3,776       4,049       2,803       1,142       1,347
Abandonment and impairment of mineral
  properties.............................   11,531           0         256           0           0
Selling, general and administrative
  expenses...............................    2,659       1,745       2,021       2,368       2,073
                                          --------    --------    --------    --------    --------
Earnings (loss) from operations..........  (16,256)      7,225      (1,561)      7,874       2,540
Other income.............................      132         150         180         356         392
Interest expense.........................   (1,805)     (1,776)     (1,705)     (2,302)     (2,906)
                                          --------    --------    --------    --------    --------
          Earnings (loss) before income
            taxes........................  (17,929)      5,599      (3,086)      5,928          26
Income tax expense (benefit).............      428       1,300        (617)      1,671         (63)
                                          --------    --------    --------    --------    --------
Earnings (loss) before cumulative effect
  of change in accounting principle......  (18,357)      4,299      (2,469)      4,257          89
Cumulative effect of change in accounting
  principle..............................        0       1,350           0           0           0
                                          --------    --------    --------    --------    --------
          Net earnings (loss)............ $(18,357)   $  5,649    $ (2,469)   $  4,257    $     89
                                          ========    ========    ========    ========    ========
Earnings (loss) per common share before
  cumulative effect of accounting
  change................................. $  (1.01)   $   0.24       (0.14)       0.24        0.00
Cumulative effect of accounting change... $      0    $   0.07        0.00        0.00        0.00
                                          --------    --------    --------    --------    --------
          Total earnings (loss) per
            common share................. $  (1.01)   $   0.31    $  (0.14)   $   0.24    $   0.00
                                          ========    ========    ========    ========    ========
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficit)................ $  5,722    $ 12,981      (6,931)       (843)     (4,629)
Net property, plant and equipment........   67,689      66,798      75,360      72,380      84,029
Total assets.............................   85,120      88,747      92,238      93,348     104,344
Gold loan................................        0           0       9,800      23,163      40,980
Notes payable to First Mississippi.......   40,900      29,339      23,635      14,237      13,140
Stockholders' equity.....................   31,744      49,719      44,068      46,102      41,844
OPERATING DATA (FOR PERIOD):
Ounces of Gold Produced:
Mill.....................................  166,937*    215,363     186,799     196,877     164,213
Heap Leach...............................   17,361      28,463      23,666      21,871      21,580
                                          --------    --------    --------    --------    --------
          Total..........................  184,298*    243,826     210,465     218,748     185,793
Ounces of gold sold......................  184,298*    243,826     210,644     218,821     185,540
Average Realized Price per Ounce......... $    388    $    390    $    374    $    380    $    396
Average Market Price per Ounce........... $    385    $    379    $    346    $    352    $    373
Cash Costs per Ounce:
Mill..................................... $    327    $    290    $    290    $    262    $    299
Heap Leach............................... $    318    $    183    $    202    $    166    $    227

---------------

* Excludes 14,939 development ounces from the Getchell Main Underground Mine.

     The above selected historical financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages F-1 through F-16 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is engaged in the exploration, development, mining and processing of gold ore from the 33,000-acre Getchell Property located in northern Nevada.

     Gold is traded on numerous commodity exchanges and over-the-counter markets around the world with regular adjustments to establish a market clearing price. Prices typically fluctuate over a wide range in response to numerous factors, all of which are beyond the Company's control, including expectations of inflation, interest rates, political and monetary policies of various national governments, the needs of industrial and jewelry manufacturers, trends in worldwide mine output and currency exchange rates. The aggregate effect of the above factors on gold prices is impossible to predict. The Company's revenues, cash flow and operating results are all materially impacted by gold prices. A prolonged downturn in gold prices could also adversely affect the carrying value of various assets and the Company's reserve position.

     Gold mining commenced at the Getchell Property in the late 1930's and has continued intermittently since that time under several different owners. First Mississippi purchased the property (inactive at the time) from Conoco, Inc. in 1983. First Mississippi began a program to develop the property in July 1983. As of June 30, 1995, the Company had produced over 1.2 million ounces of gold from the Getchell Property.

     While the Company's past production has come principally from open pit mines, the Company's current production comes from underground mining. Development work was largely completed on the Getchell Main Underground Mine during fiscal 1995. Operation of the underground mine was taken over by the Company in January 1995 following initial development by a contractor. The mine, which began commercial production in May 1995, reached a production rate of approximately 700 tons of ore per day by the end of fiscal 1995 and in August reached 1,000 tons of ore per day. The Company's mining rate goal is to achieve output of 1,200 tons of ore per day in fiscal 1996, although there can be no assurances that this goal will be met.

     In fiscal 1996, the Company expects gold production to be less than production levels in fiscal 1995, during which the Company produced approximately 184,298 ounces of gold, excluding 14,939 development ounces. The estimated decrease in production in fiscal 1996 will be caused by the increased use of lower grade stockpiled ore following the closure of the Main Pit and the Turquoise Ridge Oxide Pit. There is sufficient stockpile material to feed the mill for approximately two years at current milling rates, assuming the Getchell Main Underground Mine produces at 1,000 tons of ore per day. Leaching of existing loaded pads will also continue as long as residual gold can be economically extracted. However, in fiscal 1996, assuming no additional oxide ore is mined, the Company will not stack additional ore on the leach pads, and as a result, leach pad gold output will be substantially lower than in the past and will likely decrease over time.

     In January 1995, the Company announced a geologic resource along the Turquoise Ridge Fault. To facilitate rapid delineation of any mineable reserve, an intensive core drilling program addressing primarily the southwestern portion of the Turquoise Ridge trend was conducted from February to July 1995. As part of this program, thirteen core drill rigs generated in excess of 70 drill holes spaced on intervals of 50 to 150 feet and produced in excess of 130,000 vertical feet of core samples. This program was concentrated on a limited area of Turquoise Ridge, approximately 800 feet by 1,100 feet. The Company has hired MRDI to prepare a pre-feasibility study with respect to Turquoise Ridge. The Company anticipates that a full report by MRDI that describes the results of their analysis will be available by mid-September 1995. There can be no assurances that the MRDI pre-feasibility study will be the basis for an addition to the Company's proven and probable reserves.

RESULTS OF OPERATIONS

  Overview

     Results for the fiscal year ended June 30, 1995, were a net loss of $18.4 million ($1.01 per share) compared to earnings of $5.6 million ($0.31 cents per share) and a loss of $2.5 million ($0.14 per share) in fiscal 1994 and 1993, respectively. Included in the results in fiscal 1995 are non-cash impairment and abandonment charges of $11.5 million. Lower mill throughput and reduced grades at both the heap leach facility and the mill also contributed to the fiscal 1995 loss. In fiscal 1994, earnings were up sharply from fiscal 1993 due to higher revenues and lower unit costs, which resulted from the high grade North Pit ore milled during the year. A one-time $1.4 million benefit from a required change in income tax accounting also contributed to fiscal 1994 earnings.

  Sales

     Sales in fiscal 1995 fell to $71.5 million from $95.2 million in the prior fiscal year due to lower volume and lower ore grades in both the oxide and sulfide operations. Oxide ore grades dropped as the Turquoise Ridge Oxide Pit came to the end of its scheduled productive life in the fourth quarter. Mill feed grades were lower due to increased milling of lower grade stockpile ores.

     Realized gold prices of $388 per ounce in fiscal 1995 were basically unchanged from $390 in fiscal 1994 and compared to $374 per ounce in fiscal 1993. The Company's hedging program contributed $3 per ounce to the realized price in fiscal 1995, $11 per ounce in fiscal 1994 and $28 per ounce in fiscal 1993. Fiscal 1994 sales of $95.1 million were up substantially from $78.8 million in fiscal 1993 due primarily to high grade North Pit ore body mined and milled in fiscal 1994. Mill feed grades averaged 0.175, 0.203 and 0.169 ounces per ton in fiscal 1995, fiscal 1994 and fiscal 1993, respectively.

     During fiscal 1995, hedges for 169,900 ounces were closed against spot deferred contracts at an average price of $392 per ounce, contributing $0.6 million to revenues as compared to 3,000 ounces delivered against spot deferred contracts at $375 per ounce in fiscal 1994. Sales in fiscal 1994 and fiscal 1993 reflected gold loan payments of 20,625 and 28,125 ounces, respectively, at $475 per ounce. In addition, in fiscal 1994 and fiscal 1993, the Company exercised hedges for the sale of 47,000 and 40,000 ounces of gold, respectively, at $400 per ounce under terms of a gold loan related hedging program. At June 30, 1995, 147,100 ounces were hedged, using spot deferred contracts, for delivery over the next 11 months at an average price of $401 per ounce.

  Costs of Sales

     Total cost of sales in fiscal 1995 was down $12.4 million (15%) from fiscal 1994, largely due to lower depreciation and mining costs associated with the lower grade stockpile ores milled during the year. Although total cost of sales was down, total cost per ounce increased from $337 per ounce in fiscal 1994 to $379 per ounce in fiscal 1995 due to lower mill throughput and reduced grades at both the heap leach facility and the mill. Cash costs per ounce were $326 in fiscal 1995 compared to $278 in fiscal 1994 due to lower production levels in fiscal 1995. Total costs of sales in fiscal 1994 were up $6.9 million (9%) from fiscal 1993, principally due to the costs associated with a 16% increase in annual production. Total cost per ounce was lower in fiscal 1994 than in fiscal 1993 due to the sharp increase in unit production in fiscal 1994.

  Exploration

     Exploration expenses in fiscal 1995 of $3.8 million were down from $4.0 million in fiscal 1994 and compared to $2.8 million in fiscal 1993. However, total exploration and development expenditures, including drill costs capitalized at Turquoise Ridge after September 1994, were up sharply to $10.7 million in fiscal 1995 from $5.7 million in fiscal 1994 and $3.7 million in fiscal 1993. The significant increase is largely a reflection of the increased scope of activity at Turquoise Ridge as well as drilling on various other exploration targets on the Getchell Property.

     Exploration expenditures are expected to decline in the near term. Surface drilling will be scaled back at Turquoise Ridge pending results of the MRDI pre-feasibility study. If the study results are positive, additional drilling will likely be delayed until a shaft is down and drilling can proceed from underground access. Ongoing exploration drilling is planned at Section 13 and on other targets at the Getchell Property during fiscal 1996.

  Abandonments and Impairments

     Abandonments and impairments in fiscal 1995, which totalled $11.5 million, included a $2.4 million non-cash write-off of an inactive silver exploration property in New Mexico and a $9.1 million non-cash write-down of assets associated with the Main Pit. The silver property write-off was in response to the continued low price of silver, unsuccessful attempts in the fourth quarter to find a buyer for the property and commitment of exploration and development to Turquoise Ridge. Capitalized pit development costs and deferred stripping costs were written off as a result of the early shut-down of the Main Pit due to a geotechnical monitoring program indicating that continued mining would likely destabilize the pit wall, lower grade ore and higher costs than anticipated.

  Selling, General and Administrative

     SG&A costs were $2.7 million in fiscal 1995, up from $1.7 million in fiscal 1994 and $2.0 in fiscal 1993. The increase in fiscal 1995 was primarily due to increases in personnel and activities relating to a potential spin-off of the Company's common stock held by First Mississippi. Legal and professional services also were higher in response to the anticipated spin-off and certain financing activities. Fiscal 1995 salaries, benefits and moving charges increased from the prior fiscal year, reflecting the hiring of additional corporate officers. SG&A costs were lower in fiscal 1994 than in fiscal 1993 due to reductions in staff personnel and lower moving, recruiting and professional services costs.

  Other

     Interest and other income totaled $0.1 million in fiscal 1995, essentially unchanged from the two prior fiscal years. Other income includes gains on sale of excess equipment, minor royalties and other miscellaneous income.

  Interest Expense

     Total obligations payable to First Mississippi increased to $43.2 million, including $2.3 million of current payables, at June 30, 1995 from $30.2 million at the end of fiscal 1994 and $24.3 million at the end of fiscal 1993. Net interest expense of $1.8 million in fiscal 1995 was essentially unchanged from the prior two fiscal years, but gross interest expense before capitalization of interest was $3.0 million in fiscal 1995 or $1.0 million greater than fiscal 1994 and $1.2 million greater than fiscal 1993. The increase was a result of higher balances on the First Mississippi notes. Interest capitalized during fiscal years 1995, 1994 and 1993 amounted to $1,159,000, $221,000 and $43,000, respectively. The increase from fiscal 1994 to fiscal 1995 was due primarily to development at the Getchell Main Underground Mine. Interest costs of $1.2 million and $.2 million on advances from First Mississippi to fund mine development projects were capitalized in fiscal 1995 and 1994, respectively. See "Liquidity and Capital Resources" below.

  Income Taxes; Cumulative Effect of Change in Accounting Principles

     In July 1993, the Company adopted the Financial Accounting Standards Board's Statement No. 109 "Accounting for Income Taxes" ("Statement 109"). Adoption of Statement No. 109 changed the Company's method of accounting for income taxes from the deferred method required under APB Opinion 11 to the asset and liability method. The Company opted to report the impact of this accounting change as a cumulative effect of change in accounting principle rather than to restate prior years' income tax provisions. The cumulative effect on 1994's income from adopting Statement 109 was a $1.4 million tax benefit. See Note 8 to the Consolidated Financial Statements.

     Fiscal 1995 income tax expense was down from the prior fiscal year as a result of lower earnings, partially offset by $6.7 million in tax benefits which were not recorded for operating losses incurred because their realization is currently uncertain and therefore is included as a component of income taxes in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations from cash generated from operations, an initial public offering of securities in 1988, a gold loan project financing in 1988 and loans from its 81% owner, First Mississippi.

     Cash provided by operating activities during fiscal years 1995, 1994 and 1993 were $16.0 million, $21.9 million and $18.3 million, respectively. The decrease in cash provided by operating activities in fiscal 1995 is primarily attributable to lower production, only slightly offset by reduced cost of sales as compared to fiscal 1994 in which the Company experienced higher grade ore with only slightly increased costs.

     Capital expenditures were $26.9 million, $10.5 million and $5.6 million in fiscal years 1995, 1994 and 1993, respectively. Capital expenditures in fiscal 1995 included $3.6 million for general mill improvements, $14.9 million for equipment and capitalized development costs at the Getchell Main Underground Mine and $8.4 million for development drilling and engineering at Turquoise Ridge.

     Net cash flows provided by operations have been insufficient to cover investing activities and debt service to parties other than First Mississippi. As a result, $9.3 million in cash was borrowed from First Mississippi in fiscal 1995, $1.2 million in fiscal 1994 and $8.5 million in fiscal 1993. In addition to the cash borrowings, $2.3 million in fiscal 1995 was added to the First Mississippi notes for payment of interest, bringing the total obligations due First Mississippi to $43.2 million at June 30, 1995, including $2.3 million of current payables. In February 1995, a single new promissory note (the "Note") was executed with First Mississippi, replacing several smaller notes in place at that date. The Note carries an interest rate of prime plus 0.75 percent and accrues interest once a year in February. The Note is due no later than August 1, 1997. See Note 7 to the Consolidated Financial Statements.

     Capital expenditures for fiscal 1996 are estimated to be $22.7 million primarily due to the anticipated development of Turquoise Ridge. Operating cash flow is not anticipated to be sufficient to meet these capital requirements. In August 1995, the board of directors of First Mississippi approved additional funding to the Company of up to $10 million. In order to undertake planned mine development activities, the Company will need additional financing. The Company is engaged in discussions with third parties concerning such financing, but no definitive financing agreements have been executed. Accordingly, if the Company is unable to arrange additional financing it may not be able to carry out its planned mine development activities and other future operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and for certain identifiable intangibles to be disposed of. The Company adopted Statement 121 in fiscal 1995.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto on pages F-1 through F-16.

RISK FACTORS

  Gold Price Volatility

     The Company's profitability is significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold, and production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union. Moreover, gold prices are also affected by macro-economic factors such as expectations for inflation, interest rates, currency exchange rates, and global or regional political and economic situations. The current demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as current demand and supply affect the prices of the other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold prices should decline below the Company's cash costs of production and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production.

     The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

                                                                     PRICE PER OUNCE
                                                              -----------------------------
CALENDAR YEAR                                                 HIGH       LOW        AVERAGE
                                                              ----       ----       -------
   1984.....................................................  $406       $308        $ 360
   1985.....................................................   341        294          317
   1986.....................................................   438        326          368
   1987.....................................................   500        390          446
   1988.....................................................   495        395          437
   1989.....................................................   416        356          381
   1990.....................................................   474        346          383
   1991.....................................................   403        344          362
   1992.....................................................   374        330          344
   1993.....................................................   406        326          360
   1994.....................................................   396        370          384
   1995 (through August 31, 1995)...........................   396        372          384

     The London P.M. Fix on August 31, 1995, was $382 per ounce.

  Reserves

     The ore reserves presented in this Annual Report on Form 10-K are, in large part, estimates made by the Company and confirmed by Mine Development Associates, an independent mining consultant. No assurance can be given that the indicated level of recovery of gold will be realized or that the assumed gold price of $400 per ounce will be obtained. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may adversely affect the Company's profitability in any particular accounting period.

     Declines in the market price of gold may also render ore reserves containing relatively lower grades of gold mineralization uneconomic to exploit unless the utilization of forward sales contracts or other hedging techniques is sufficient to offset the effects of a drop in the market price of the gold expected to be mined from such reserves. If the Company's realized price per ounce of gold, including hedging benefits, were to decline substantially below the levels set for calculation of reserves for an extended period, there could be material delays in the development of new projects, increased net losses, reduced cash flow, reductions in reserves and asset impairments.

  Project Development Risks; Turquoise Ridge

     The Company has retained MRDI to complete a pre-feasibility study with respect to Turquoise Ridge. There can be no assurances that the MRDI pre-feasibility study will be the basis for an addition to the Company's proven and probable reserves. Moreover, the Company estimates that the capital expenditures required for the development of Turquoise Ridge in fiscal 1996 will total at least $22.7 million. The Company does not presently have financing for complete development of Turquoise Ridge, and there can be no assurance that such capital will be obtained on acceptable terms, if at all.

     The Company from time to time engages in the development of new ore bodies. The Company's ability to sustain or increase its present level of gold production is dependent in part on the successful development of such new ore bodies and/or expansion of existing mining operations. The economic feasibility of any such development project, and all such projects collectively, is based upon, among other things, estimates of reserves, metallurgic recoveries, capital and operating costs of such projects and future gold prices. Development projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

     Development projects have no operating history upon which to base estimates of future cash operating costs and capital requirements. In particular, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from drill holes and other sampling techniques and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns currently estimated.

  Dependence on a Single Mine

     All of the Company's revenues are derived from its mining and milling operations at the Getchell Property. If the operations at the Getchell Main Underground Mine or at any of the Company's processing facilities were to be reduced, interrupted or curtailed, the Company's ability to generate revenues and profits in the future would be materially adversely affected.

  Exploration

     Mineral exploration, particularly for gold, is highly speculative in nature, involves many risks and frequently is unsuccessful. The Company is seeking to expand its reserves only through exploration and development at the Getchell Property. There can be no assurance that the Company's exploration efforts will result in the discovery of gold mineralization or that any mineralization discovered will result in an increase of the Company's reserves. If reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. No assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves or that the Company's development program will be able to extend the life of the Company's existing mines.

  Losses

     The Company reported a net loss of $18.4 million for the fiscal year ended June 30, 1995, based on decreased production volume and increased cost of sales due to lower grade ore and an $11.5 million abandonment and impairment charge. The Company expects to continue to experience losses until its low grade stockpiled ore is replaced by higher grade ore from new sources, which new sources could include sources presently being explored or developed by the Company. There can be no assurance that any such replacement higher grade ore will be obtained by the Company.

  Hedging Activities

     The Company currently uses spot deferred contracts in its hedging program to protect earnings and cash flows from the impact of gold price fluctuations. These transactions have been designated as hedges of the price of future production and are accounted for as such. Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold, at an established date in the future and at agreed to prices. The established price is equal to the spot price for gold plus "contango." Contango is equal to the difference between the prevailing market rate for dollar deposits less the gold lease rate, for comparable periods, and represents compensation to the seller for holding gold until a future date. Contango rates ranged from approximately
4 1/2% to 6 1/2% during fiscal 1995.

     At the scheduled future delivery date, the seller may, at the option of the counterparty, deliver into the contract or defer the delivery to a future date. This option allows the seller to maximize the price realized by selling at the spot market price if such price at that time were to be higher than the forward contract price. Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango for the next period. Generally, the counterparty will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment. During fiscal 1995 and 1994, the Company deferred delivery on contracts representing 70,100 and 244,000 ounces, respectively.

     At June 30, 1995, the Company had spot deferred contracts on 147,100 gold ounces which are scheduled to be delivered throughout fiscal 1996 at prices ranging from $387 to $420 per gold ounce. The Company intends to continue to defer delivery into future periods when the spot market price is higher than the spot deferred contract price. Based on the market price of gold at June 30, 1995, the unrealized gain on the contracts is $416,000. The Company's accounting treatment for spot deferred contracts is outlined in Notes 1 and 6 to the Consolidated Financial Statements.

     Risk of loss with these forward sales and purchases agreements arises from the possible inability of a counterparty to honor contracts and from changes in the Company's anticipated production of gold. However, nonperformance by any party to the financial instruments in not anticipated.

     The Company is required by the counterparty to maintain a $12 million margin account which is guaranteed by First Mississippi. Should the cumulative liquidation cost of the Company's spot deferred positions exceed the cumulative value of such positions by an amount in excess of the margin account, the Company could be subject to a margin call. The liquidation cost is what the Company would have to pay on the liquidation date to purchase fixed forward delivery contracts to meet its spot deferred deliveries. The cost of fixed forward delivery contracts is based upon the spot price on the liquidation date plus contango through the deliver date.

  Control of the Company by First Mississippi

     First Mississippi is a diversified corporation engaged in the production of chemicals for industry and agriculture and related products and services. First Mississippi currently owns approximately 81% of the common stock of the Company. Unless and until a spin-off or other disposition of the shares held by First Mississippi, First Mississippi will have the ability to control all fundamental matters affecting the Company, including the election of directors of the Company and decisions regarding the acquisition or disposition of assets, and, as the controlling shareholder of the Company, First Mississippi is able to influence all other decisions of the Company. The ongoing relationship between the Company and First Mississippi may result in conflicts of interest between the Company and First Mississippi that may result in actions taken by the Company that do not fully reflect the interests of all stockholders of the Company. Pursuant to an Administrative Services Agreement, the Company has the right to obtain various administrative services from First Mississippi. The Company believes that the terms of this agreement are no less favorable to the Company than those that could have been obtained from unaffiliated third parties. In addition, pursuant to a Tax Sharing Agreement, the Company recomputes its income tax provision each year on a separate return basis and is required to pay First Mississippi amounts approximating the federal income tax liability it would have paid if it had filed an independent consolidated return. First Mississippi is required to reimburse the Company for any deduction, credit or allowance which has been utilized by First Mississippi and its subsidiaries in the consolidated tax returns at such time as the Company could have utilized the underlying tax assets if it had filed on a separate return basis. As of June 30, 1995, the Company had approximately $18,829 of tax assets which First Mississippi is required to reimburse under the terms of the Tax Sharing Agreement. See "Related Party Transactions."

  Potential Adverse Effects of a Spin-Off by First Mississippi

     First Mississippi has informed the Company that it received a ruling from the Internal Revenue Service in April 1995 that a spin-off of the Company would be treated as a tax-free distribution for federal income tax purposes, subject to certain conditions. Currently, approximately 81% of the Company's common stock is held by First Mississippi. The Company understands that First Mississippi has not made a final determination with respect to a spin-off. Although the Company is unable to predict the effect, if any, that a spin-off would have on the market price of the Company's common stock at the time, the distribution of a substantial number of shares of the Company's common stock by First Mississippi pursuant to a spin-off, or the perception that a spin-off is likely to occur, could have a material adverse effect on the price of the common stock.

  Dependence on Key Personnel

     The Company is dependent on the services of certain key officers and employees, including its Chief Executive Officer, its Chief Financial Officer and its Chief Operating Officer. Competition in the mining industry for qualified individuals is intense, and the loss of any of these key officers or employees if not replaced could have a material adverse effect on the Company's business and its operations. The Company currently does not have key person insurance. The Company has entered into Termination Agreements with its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer which provide for certain payments upon termination or resignation resulting from a change of control (as defined in such agreements). See "Executive
Compensation -- Compensation Plans and Arrangements."

  Regulation of Mining Activity

     The mining operations of the Company are subject to inspection and regulation by the Mine Safety and Health Administration of the Department of Labor ("MSHA") under provisions of the Federal Mine Safety and Health Act of 1977. The Occupation and Safety Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

     All of the Company's exploration, development and production activities are subject to regulation under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. Many of the regulations also require permits to be obtained for the Company's activities; these permits normally are subject to public review processes resulting in public approval of the activity. It is possible that future changes in these laws or regulations could have a significant impact on some portion of the Company's business, causing those activities to be economically reevaluated at that time.

     During the past three years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a one-year moratorium on processing of new patent applications was approved. In addition, a variety of legislation is now pending before the United States Congress to amend further the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of future congressional action is difficult to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands.

  Environmental Regulations

     Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to the Company's ownership of a property. Insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available at a reasonable price to the Company or to other companies within the industry. To the extent the Company is subject to environmental liabilities, the payment of such liabilities would reduce funds otherwise available to the Company and could have a material adverse effect on the Company.

     In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implementing by the permitting authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that the Company would not proceed with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment are constantly changing and are generally becoming more restrictive. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

     Pending bills which affect environmental laws applicable to mining include versions which may substantially alter the Clean Water Act, Safe Drinking Water Act, Endangered Species Act and a bill which will introduce additional protection of wetlands (Wetlands Protection and Management Act). Adverse developments and operating requirements in these acts could impair the ability of the Company as well as others to develop mineral resources. Revisions to current versions of these bills could occur prior to passage.

     The Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations under the Resource Conservation and Recovery Act ("RCRA"). Of particular concern to the mining industry is a proposal by the EPA titled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive federal regulation of the entire mine site. Many of these requirements would be duplicative of existing state regulations. Strawman II as currently proposed would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II as proposed, the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

     The Company is also subject to regulations under (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time.

     Environmental laws and regulations may also have an indirect impact on the Company, such as increased cost for electricity due to acid rain provisions of the Clean Air Act Amendments of 1990. Charges by refiners to which the Company sells its metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. The Company has no control over the refiners' operations or their compliance with environmental laws and regulations. If the refining capacity of the United States is significantly further reduced because of environmental requirements, it is possible that the Company's operations could be adversely affected.

  Mining Risks and Insurance

     The gold ore located on the Getchell Property and the existing tailings ponds and waste dumps located on the Getchell Property contain relatively high levels of arsenic, and the milling of such ore involves the use of other toxic substances, including sodium cyanide, sodium hydroxide, sulfuric acid and nitric acid. In addition, the business of gold mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, the encounter of unusual or unexpected geological conditions, slope failures, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. The Company maintains insurance against risks that are typical in the gold mining industry and in amounts that the Company believes to be reasonable, but which may not provide adequate coverage in certain unforeseen circumstances. However, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) is not generally available to the Company or to other companies within the industry.

  Title to Properties

     Certain of the Company's mineral rights consist of unpatented mining claims. Unpatented mining claims are unique property interests that are generally considered to be subject to greater title risk than other real property interests. The greater title risk results from unpatented mining claims being dependent on strict compliance with a complex body of federal and state statutory and decisional law, much of which compliance involves physical activities on the land, and from the lack of public records which definitively control the issues of validity and ownership.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The names, ages and positions of the executive officers and directors of the Company as of August 31, 1995 are set forth below.(1)

                    NAME                    AGE                    POSITION
    -------------------------------------   ---    ----------------------------------------
    J. Kelley Williams...................   61     Chairman of the Board
    G.W. Thompson........................   53     President, Chief Executive Officer and
                                                     Director
    Donald O. Miller.....................   49     Vice President, Human Resources
    Richard Nanna........................   46     Vice President, Exploration
    Donald S. Robson.....................   43     Vice President and Chief Financial
                                                   Officer
    R. David Russell.....................   39     Vice President and Chief Operating
                                                   Officer
    Roger D. Palmer......................   45     Controller
    J. Steve Chustz......................   46     General Counsel
    James L. McArthur....................   52     Secretary
    Cecil Alvarez........................   60     Director
    Walter A. Drexel.....................   65     Director
    Robert C. Horton.....................   69     Director
    Pete Ingersoll.......................   65     Director
    Charles P. Moreton...................   67     Director
    Paul W. Murrill......................   61     Director
    R. Michael Summerford................   46     Director
    Robert L. Zerga......................   54     Director

---------------

(1) Mr. Charles M. McAuley, the former President and Chief Executive Officer of the Company, retired effective September 1, 1994.

     G.W. Thompson. Mr. Thompson, 53, is President and Chief Executive Officer of the Company and has been since September 1994. He was a private investor and consultant in the mining business from May 1992 until September 1994. He was President and Chief Executive Officer of Meridian Minerals Company, a diversified minerals company and a subsidiary of Burlington Resources Inc. ("Meridian Minerals"), from 1983 to May 1992.

     Donald S. Robson. Mr. Robson, 43, is Vice President and Chief Financial Officer of the Company and has been since March 1995. From May 1990 to September 1994, he was Vice President, Finance of Lac Minerals Ltd. ("Lac Minerals"), a gold mining company.

     R. David Russell. Mr. Russell, 39, is Vice President and Chief Operating Officer of the Company and has been since February 1995. From April 1994 to February 1995, he was General Manager of Lac Minerals U.S.A. Ltd., a gold mining company and a wholly owned subsidiary of Lac Minerals. From June 1993 to April 1994, he was a Manager at Independence Mining Company ("Independence Mining"), a gold mining company and a subsidiary of Minorco Inc. From September 1992 to June 1993, he was a Manager at Hecla Mining Company, a diversified mining company. From August 1988 to April 1992, he was General Manager at the Lincoln Mine, owned by Meridian Minerals.

     Donald O. Miller. Mr. Miller, 49, is the Vice President, Human Resources and has been since April 1995. From January 1993 to April 1995, Mr. Miller had his own consulting firm, GEM 2000, at which he consulted on human resources issues, primarily in the mining industry. From May 1991 to January 1993, he was the Vice President, Human Resources at Newmont Mining Company, an international gold mining company. From November 1988 to May 1991, he was the Manager, Compensation and Benefits at Cyprus Minerals Company, a major producer of copper, coal and molybdenum.

     Roger D. Palmer. Mr. Palmer, 45, is the Controller of the Company and has been since April 1995. From June 1992 to December 1993, Mr. Palmer held the positions of Assistant Controller and Manager, Financial Planning and Analysis with the Company. From June 1989 to June 1992 he was the Division Controller at OESI Power Corporation, a geothermal energy company.

     Richard F. Nanna. Mr. Nanna, 46, is the Vice President, Exploration of the Company and has been since August 1991. From 1981 to August 1991, Mr. Nanna was an exploration geologist with the Company.

     J. Steve Chustz. Mr. Chustz, 46, is General Counsel of the Company and has been since November 1994. He is also General Counsel of First Mississippi and has been since November 1993. From 1987 to November 1993, he was Associate General Counsel of First Mississippi.

     James L. McArthur. James L. McArthur, 52, is Secretary of the Company and has been since May 1993. He is also Secretary and Manager, Investor Relations of First Mississippi and has been since 1993 and 1988, respectively.

     J. Kelley Williams. Mr. Williams, 61, is Chairman of the Board of the Company and has been since October 1987. He is the Chairman of the Board and Chief Executive Officer of First Mississippi and has been since November 1988. He was a Director, President and Chief Executive Officer of First Mississippi from 1971 until November 1988. He is Director of Deposit Guaranty Corporation and Deposit Guaranty National Bank, Jackson, Mississippi. He is a member of the Nominating Committee.

     Cecil Alvarez. Mr. Alvarez, 60, is retired and has been a director of the Company since 1987. He was President and Chief Executive Officer of the Company from August 1990 until his retirement in March 1992. From October 1987 until August 1990, Mr. Alvarez was President of the Company. He was employed by First Mississippi in 1968 and joined the Company as General Manager in 1980. He is a member of the Audit Committee.

     Walter A. Drexel. Mr. Drexel, 65, is retired and has been since 1987. He has been a director since May 1995. From January 1981 to March 1987, Mr. Drexel was employed in various capacities with Burlington Northern Inc. ("Burlington") and its wholly-owned subsidiary, Burlington Northern Railroad ("Burlington Railroad"), including serving as Vice Chairman of Burlington and Chairman, CEO and President of Burlington Railroad. Prior to 1981, Mr. Drexel served for 23 years in various capacities as an officer at Atlantic Richfield Company. He is a member of the Audit Committee.

     Robert C. Horton. Mr. Horton, 69, is a self-employed mining consultant and has been a director of the Company since March 1, 1994. He is the Associate Dean Emeritus of the Mackay School of Mines at the University of Nevada, Reno, and was Associate Dean from July 1989 until July 1990. He was also Director of that University's Center for Strategic Materials Research and Policy Study from September 1987 until July 1990. From September 1981 until July 1987, Mr. Horton was the Director of the U.S. Bureau of Mines, Department of the Interior, Washington, D.C. He is a member of the Compensation Committee and the Long-Term Incentive Committee.

     Pete Ingersoll. Mr. Ingersoll, 65, is the principal partner of Ingersoll, Parker & Longabaugh, a consulting firm. From July 1987 to December 1992, he was a Senior Vice President, Metals and Mining, in the Equity Research Department of Lehman Brothers. He is Chairman of the Audit Committee and a member of the Long-Term Incentive Committee.

     Charles P. Moreton. Mr. Moreton, 67, has been a private investor, primarily in the oil and gas business, since July 1991, and has been a Company director since 1988. Mr. Moreton was the Chairman of the Board of Commet Resources, Inc., a natural gas transmission and marketing company in Houston, Texas, from 1986 until its dissolution in July 1991. He is also a Director of Tanglewood Bancshares, Inc., Houston, Texas. He is a Director of First Mississippi and Plasma Processing Corporation, a subsidiary of First Mississippi. He is a member of the Audit Committee and the Long-Term Incentive Committee.

     Paul W. Murrill. Dr. Murrill, 61, is a professional engineer. Dr. Murrill has been a director of Entergy Corporation since 1994, when it purchased Gulf States Utilities Company, an electric and gas utility company in Beaumont, Texas, of which Dr. Murrill was a director. Until March 1990, Dr. Murrill was also a Special

Advisor to the Chairman of the Board of Gulf States. Dr. Murrill had also previously served as Chairman of the Board and Chief Executive Officer of that company. He is a Director of Picadilly Cafeterias, Inc., a restaurant chain, Baton Rouge, Louisiana; ZYGO, a high precision instrument company, Middlefield, Connecticut; Howell Corporation, a diversified energy company, Houston, Texas; and Tidewater, Inc., an oil service company, New Orleans, Louisiana. He is also a Director of First Mississippi. He is Chairman of both the Compensation Committee and the Long-Term Incentive Committee and is a member of the Nominating Committee.

     R. Michael Summerford. Mr. Summerford, 46, is Vice President and Chief Financial Officer of First Mississippi and has been since 1988, and has been a director of the Company since 1988. From 1983 to 1988, he was a Vice President of First Mississippi. Mr. Summerford is also the Director of Melamine Chemicals, Inc., a publicly held corporation originally formed by First Mississippi and an unrelated party, and is a member of the Management Committee of Triad Chemical, a joint venture fifty percent (50%) owned by First Mississippi.

     Robert L. Zerga. Mr. Zerga, 54, has been semi-retired and self-employed since January 1995. From July 1990 to November 1994, he served as Chief Executive Officer and Chairman of the Board of Independence Mining. During the same time period, he served as Vice President and director of Minorco (U.S.A.) Inc., a gold mining company and a subsidiary of Minorco Inc. He is a member of the Compensation Committee.

BOARD COMMITTEES

     The Audit Committee consists of four directors who are not employees of First Mississippi or the Company with broad latitude for inquiry into all operations of the Company. Its primary responsibilities include recommendation to the board on the selection of independent auditors; review of audit reports prepared by independent auditors, internal auditors, independent engineers, insurance auditors and other consultants engaged by the Company to examine specific areas of corporate operations; and examination of the adequacy of compliance with various governmental regulations and corporate policies and procedures. The current members of the Audit Committee are Cecil Alvarez, Walter Drexel, Charles Moreton and Pete Ingersoll.

     The Compensation Committee consists of three non-employee directors and is responsible for determining compensation for the Company's executive officers. The current members of the Compensation Committee are Robert Horton, Paul Murrill and Robert Zerga.

     The Nominating Committee consists of one non-employee director and the Chief Executive Officer and is responsible for director nominations. The Nominating Committee considers suggestions from all sources. The current members of the Nominating Committee are Paul Murrill and Kelley Williams.

     The Long-Term Incentive Committee consists of four directors who are not employees of First Mississippi or the Company. The committee is the administrator of the Company's Amended and Restated Long-Term Incentive Plan (the "LTI Plan") and makes all determinations as to who shall receive awards under the plan, including the timing, pricing and amount of such awards. The current members of this committee are Robert Horton, Pete Ingersoll, Charles Moreton and Paul Murrill.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                     ---------------------------------    ------------------------------------------
                                                          OTHER ANNUAL     RESTRICTED     SECURITIES     ALL OTHER
     NAME AND PRINCIPAL              SALARY     BONUS     COMPENSATION    STOCK AWARDS    UNDERLYING    COMPENSATION
        POSITION(1)          YEAR      ($)       ($)         (2)($)           ($)         OPTIONS(3)       (4)($)
---------------------------- ----    -------    ------    ------------    ------------    ----------    ------------
G.W. Thompson............... 1995    167,000         0(5)        --(6)       65,000(7)      90,000          3,008(8)(9)
President & CEO
Charles M. McAuley(10)...... 1995    191,500         0       88,643(11)           0              0              0
Former President & CEO       1994    191,500    42,900       46,920(11)           0              0         32,459(8)(9)(12)
                             1993    190,000         0           --(6)            0         26,000         46,181(8)(9)(12)(13)
Richard F. Nanna............ 1995     90,228    27,200           --(6)            0          8,127          4,804(8)(9)
Vice President, Exploration  1994     88,920    55,300           --(6)            0          7,300          4,765(8)(9)
                             1993     84,972         0       14,550(11)           0          5,000          4,429(8)(9)

---------------

(1) The table does not include R. David Russell, Vice President and Chief Operating Officer, Donald S. Robson, Vice President and Chief Financial Officer and Donald O. Miller, Vice President, Human Resources, because such individuals were employed by the Company during fiscal 1995 and did not earn sufficient compensation during such period to require disclosure in the table. Messrs. Russell, Robson and Miller will receive annual compensation from the Company in the amounts of $150,000, $125,000 and $100,000, respectively. In addition, on their hire dates, Messrs. Russell, Robson and Miller received Nonqualified Stock Options ("NQSOs") under the LTI Plan to purchase 34,000, 22,059 and 13,954 shares, respectively, of common stock of the Company. Such options vest 100% one year from the date of grant.

 (2) Other Annual Compensation includes direct cash payments related to tax reimbursement payments, tax planning and tax return preparation services provided to the named Executive Officer at the Company's expense, and tax reimbursements paid on imputed income resulting from the personal use of Company automobiles and memberships. Tax reimbursement payments are pursuant to a plan providing for payment to eligible employees of thirty-seven percent (37%) of the Company's federal income tax deduction resulting from the exercise of Debenture Options and NQSOs.

 (3) Represents NQSOs granted under the LTI Plan.

 (4) All Other Compensation is comprised of Company contributions related to the 401(k) Plan, relocation expenses, executive life insurance paid by the Company on the Executive Officer's behalf, and the above market portion of interest earned under the Deferred Income Plan. See "Compensation Plans and Arrangements."

 (5) Mr. Thompson's bonus will be calculated for a 16-month period (September 1994 through December 1995), incorporating performance for fiscal year 1995, and thus is not presently determinable.

 (6) Aggregate prerequisites and other personal benefits were less than $50,000 or ten percent (10%) of the total annual salary and bonus reported for the named Executive Officer and thus are excluded from the table.

 (7) Represents 10,000 shares of restricted stock issued to Mr. Thompson upon being named President and CEO, of which he has sole voting but no investment power. All of the shares vest no later than August 22, 1997 provided Mr. Thompson continues to be employed by the Company at such date.

 (8) Company contributions related to the 401(k) Plan in fiscal year 1995 were $2,000 for Mr. Thompson and $3,655 for Mr. Nanna, in fiscal year 1994 were $7,600 for Mr. McAuley and $3,557 for Mr. Nanna, and in fiscal 1993 were $7,600 for Mr. McAuley and $3,398 for Mr. Nanna.

 (9) Executive life insurance paid by the Company in fiscal year 1995 on behalf of Mr. Thompson was $1,008 and on behalf of Mr. Nanna was $1,149, in fiscal year 1994 was $2,337 on behalf of Mr. McAuley and

     $1,208 on behalf of Mr. Nanna, and in fiscal 1993 was $1,778 on behalf of Mr. McAuley and $1,031 on behalf of Mr. Nanna.

(10) Mr. McAuley retired as President, Chief Executive Officer, and Director of the Company, effective September 1, 1994. Mr. McAuley will be compensated by First Mississippi for a period of eighteen (18) months at his fiscal 1994 salary rate. Included in the table is compensation paid to Mr. McAuley by First Mississippi for services to First Mississippi and its other subsidiaries, but does not include $239,575 received from First Mississippi for the purchase of 111,000 of NQSOs previously held by Mr. McAuley.

(11) Includes tax reimbursement payments to Mr. McAuley of $88,643 in fiscal year 1995 and $42,615 in fiscal year 1994 and $12,963 to Mr. Nanna in fiscal year 1993.

(12) Above market interest earned under the Deferred Income Plan by Mr. McAuley in fiscal years 1994 and 1993 were $22,522 and $11,182, respectively.

(13) Mr. McAuley was reimbursed for relocation expenses in the amount of $25,621 in fiscal 1993 by the Company.

                       OPTION GRANTS IN FISCAL YEAR 1995*

                                                                                                               POTENTIAL
                                                                                                          REALIZABLE VALUE AT
                                                                                                           ASSUMED RATES OF
                                                                                                              STOCK PRICE
                                                                                                           APPRECIATION FOR
                                    NUMBER OF SECURITIES       % OF TOTAL       EXERCISE                    OPTION TERM(2)
                                     UNDERLYING OPTIONS     OPTIONS GRANTED      PRICE      EXPIRATION    -------------------
               NAME                      GRANTED(1)         TO ALL EMPLOYEES    ($/SHARE)      DATE         5%          10%
----------------------------------- --------------------    ----------------    --------    ----------    -------     -------
G.W. Thompson......................        90,000                  42%           $6.810       8/22/04     385,200     976,500
Charles M. McAuley.................            --                   --               --            --          --          --
Richard F. Nanna...................         8,127                   4%           $11.44       5/10/05      58,433     148,155

---------------

 * Options shown in this table represent NQSOs granted to employees under the LTI Plan.

(1) The Company has in effect a plan providing for payment of thirty-seven percent (37%) of the Company's federal income tax deduction resulting from the exercise of Debenture Options and NQSOs. Amounts received are included as Other Annual Compensation in the Company's Summary Compensation Table.

(2) The amounts shown are for illustrative purposes only. Actual stock prices will vary from time to time based upon market factors and the Company's financial performance. There can be no assurance that the assumed rates of appreciation will be achieved. Figures shown for Mr. Thompson are the pre-tax gains which would be recognized on August 22, 2004 if Mr. Thompson exercised all of his options on that date and the Company's stock price had grown between August 22, 1994 and August 22, 2004, at the 5% and 10% assumed growth rates set by the Securities and Exchange Commission to $11.09 and to $17.66 per share, respectively. Figures shown for Mr. Nanna are the pre-tax gains which would be recognized on May 10, 2005 if Mr. Nanna exercised all of his options on that date and the Company's stock price had grown between May 10, 1995 and May 10, 2005, at the 5% and 10% growth rates set by the Securities and Exchange Commission to $18.63 and to $29.67 per share, respectively.

                      FIRSTMISS GOLD INC. OPTION EXERCISES
                           AND YEAR-END OPTION VALUES

                                                                    NUMBER OF SECURITIES             AGGREGATE VALUE OF
                                                                         UNDERLYING                 UNEXERCISED, IN-THE-
                                                                   UNEXERCISED OPTIONS AT             MONEY OPTIONS AT
                                                                           6/30/95                      6/30/95 ($)
                                  SHARES ACQUIRED     VALUE      ---------------------------   ------------------------------
              NAME                  ON EXERCISE     RECOGNIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE(1)   UNEXERCISABLE
--------------------------------- ---------------   ----------   -----------   -------------   --------------   -------------
G.W. Thompson....................        --             --          90,000             0          1,187,100              0
Charles M. McAuley*..............        --             --              --            --                 --             --
Richard F. Nanna.................        --             --          32,300         8,127            472,025         69,567

---------------

* See footnote 10 to Summary Compensation Table.

(1) Value was computed as the difference between the individual option price and the per share price of the Company's Common Stock on June 30, 1995. Only options with fair market values in excess of the exercise price are reflected in this column.

                             DIRECTOR COMPENSATION

     The Chairman of the Board is compensated for his services with a retainer of $18,500 per year. Other Directors who are not employees of the Company are compensated for their services with a retainer of $7,500 per year. In addition, all non-employee Directors receive $500 per day for attendance at Board meetings, and an additional $350 per day for attendance at Committee meetings. No compensation in addition to his regular salary and benefits is paid to the Chief Executive Officer for his services as a Director. Travel expenses to and from meetings are also reimbursed to Directors. No fees are paid for informal meetings and meetings held by telephone conference call. The Company has purchased, on behalf of each of its Directors, $100,000 of accidental death and dismemberment insurance protection and $250,000 of business travel accident protection.

                      COMPENSATION PLANS AND ARRANGEMENTS

  Termination Agreements

     In fiscal 1995, the Company entered into Termination Agreements with G.W. Thompson, Donald S. Robson, R. David Russell and Donald O. Miller. The agreements are contingent upon a Change of Control, as defined in the agreements, and provide for a three-year term. Each individual would be paid upon termination without cause within three years of a Change of Control or upon resignation within twelve months of a Change of Control, one and one-half times the sum of the three-year average of his annual base salary (excluding bonuses) plus fringe benefit costs equal to thirty-six percent of his annual base salary. Upon termination, the individual would have the option, unless he notifies the Company otherwise, to receive a cash payment equal to the cash value of all his NQSOs, Debenture Options and Debentures, whether then exercisable or not. No individual would receive payments in the event of death, disability or termination for cause. The agreements also provide for, among other things, an additional payment to be made by the Company to the individual if any of the severance payments provided for by the agreements or any other payments made pursuant to a Change of Control of the Company (the "Total Payments") become subject to an additional tax ("Excise Tax") imposed by Section 4999 of the Internal Revenue Code, such that the net of all of the payments received by the individual after the imposition of the Excise Tax on the Total Payments and the federal income tax on the additional payment shall be equal to the Total Payments.

  The Amended and Restated Long-Term Incentive Plan

     In 1988, as amended in 1989 and 1991, the Board of the Company authorized the Amended and Restated Long-Term Incentive Plan (the "LTI Plan") for Directors, Officers and certain key employees of the

Company. Under the Plan, up to 900,000 shares of Common Stock of the Company were authorized for the grant of awards.

     Under the Plan, the annual awards to Directors, who are not employees of the Company or First Mississippi Corporation ("Outside Directors") shall be made on each annual date (the day after the Annual Meeting) for the first five years of service on the Board during the term of the LTI Plan. The awards are in the form of Debenture Options which are options to purchase the Company's Convertible Subordinated Debentures at par value equal to the principle amount. Each time Debenture Options are granted, a new series of Convertible Subordinated Debentures is created for issuance with terms fixed by the Board. These options are exercisable at any time within ten years of grant. However, as amended in 1991, the LTI Plan provides that the Convertible Subordinated Debentures cannot be converted into preferred stock and then into Common Stock until at least six months has elapsed between the date the Debenture Option is granted and the date the Debenture Option is converted. On each annual award date, each outside Director then entitled to an award will receive an option to purchase Convertible Subordinated Debentures in the principle amount equal to the fair market value of 1,000 shares of the Company's Common Stock on the date of grant. On any annual grant date when the Company is not able to grant Debenture Options, each Outside Director then serving will receive a NQSO to purchase 1,000 shares of the Company's Common Stock at its fair market value on the date of grant. No other types of awards may be granted to outside Directors under the Plan.

  The Deferred Income Plan

     In fiscal year 1986, First Mississippi established a Deferred Income Plan for Directors, Officers and Key Employees which superseded the previous deferred income arrangement and pursuant to which deferral opportunities in any given year are determined at the discretion of the Board of First Mississippi for up to a maximum of three years. These deferrals are held by First Mississippi until retirement, resignation or other termination of services. Effective January 1, 1994, amounts deferred under the Deferred Income Plan earn interest at a rate of one hundred twenty percent of the applicable annual federal long-term rate as specified in the Internal Revenue Code. First Mississippi is owner and beneficiary of life insurance policies covering most of the participants in this plan. The benefits under these policies are expected to cover the interest cost in excess of market rates, resulting in no net cost to First Mississippi over the life of the plan. The maximum interest rate and other plan provisions may be amended prospectively and, if necessary, may be adjusted retroactively due to severe economic changes including but not limited to changes in tax law. However, no retroactive changes in the rate of return may occur unless such economic changes are material, adverse and retroactive in nature. Mr. Alvarez deferred a portion of his compensation for the maximum three years when he was an Officer of the Company, but currently does not defer any compensation. As long as Mr. Alvarez remains on the Board, his account balance will earn interest, but at the ten year Treasury Note Rate. Mr. McAuley, while an Officer of First Mississippi, deferred a portion of his compensation for a maximum three years and his account balance continued to accrue interest at the higher rate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     As of August 22, 1995, First Mississippi owned 14,750,000 shares or approximately 81% of the Company's issued and outstanding shares of Common Stock. The Directors and Officers of the Company beneficially own Debenture Options, Convertible Subordinated Debentures, Nonqualified Stock Options ("NQSO") and Common Stock of the Company as follows:

                                       DEBENTURE                                 TOTAL COMMON
                                       OPTIONS OR     PERCENT      COMMON     STOCK BENEFICIALLY     PERCENT
           DIRECTOR/OFFICER             NQSOS(1)      OF CLASS     STOCK           OWNED(2)          OF CLASS
-------------------------------------- ----------     --------     ------     ------------------     --------
Cecil Alvarez.........................                               100 (3)
  1988-A Series Debenture Options.....    26,000         88%
  1989-A Series Debenture Options.....     9,000         90%
  1990-A Series Debenture Options.....    12,000         86%
  1991-A Series Debentures(1).........     4,000        100%
                                         -------
                                          51,000                                     51,100            *
Walter A. Drexel......................         0         N/A       1,000              1,000            *
Robert C. Horton......................                             1,500 (4)
  1989-B Series Debenture Options.....     1,000         33%
  1990-C Series Debenture Options.....     1,000         33%
  1991-B Series Debenture Options.....     1,000         33%
  1992-A Series Debenture Options.....     1,000         33%
  1993-A Series Debenture Options.....     1,000         33%
                                         -------
                                           5,000                                      6,500            *
Pete Ingersoll........................
  1994-A Series Debenture Options.....     1,000        100%           0              1,000            *
Charles P. Moreton....................                             10,700(3)
  1989-B Series Debenture Options.....     1,000         33%
  1990-C Series Debenture Options.....     1,000         33%
  1991-B Series Debenture Options.....     1,000         33%
  1992-A Series Debenture Options.....     1,000         33%
  1993-A Series Debenture Options.....     1,000         33%
                                         -------
                                           5,000                                     15,700            *
Paul W. Murrill.......................                             1,000
  1989-B Series Debenture Options.....     1,000         33%
  1990-C Series Debenture Options.....     1,000         33%
  1991-B Series Debenture Options.....     1,000         33%
  1992-A Series Debenture Options.....     1,000         33%
  1993-A Series Debenture Options.....     1,000         33%
                                         -------
                                           5,000                                      6,000            *
Richard F. Nanna......................                                 0
  1988-A Series Debenture Options.....     3,500         12%
  1989-A Series Debenture Options.....     1,000         10%
  1990-A Series Debenture Options.....     2,000         14%
  NQSOs...............................    32,300         13%
                                         -------
                                          38,800                                     38,800            *
Roger D. Palmer.......................                               606
  NQSOs...............................     2,000          1%                          2,606            *
R. Michael Summerford.................         0         N/A       1,400              1,400            *
G.W. Thompson.........................                             10,000(5)
  NQSOs...............................    90,000         36%                        100,000            *
J. Kelley Williams....................         0         N/A       26,237            26,237            *

                                       DEBENTURE                                 TOTAL COMMON
                                       OPTIONS OR     PERCENT      COMMON     STOCK BENEFICIALLY     PERCENT
           DIRECTOR/OFFICER             NQSOS(1)      OF CLASS     STOCK           OWNED(2)          OF CLASS
                                        -------         ---        ------          -------             ----
All Directors and Executive Officers
  as a Group (17 Persons)(6)..........                             52,543
  1988-A Series Debenture Options.....    29,500        100%
  1989-A Series Debenture Options.....    10,000        100%
  1989-B Series Debenture Options.....     3,000        100%
  1990-A Series Debenture Options.....    14,000        100%
  1990-C Series Debenture Options.....     3,000        100%
  1991-A Series Debentures(1).........     4,000        100%
  1991-B Series Debenture Options.....     3,000        100%
  1992-A Series Debenture Options.....     3,000        100%
  1993-A Series Debenture Options.....     3,000        100%
  1994-A Series Debenture Options.....     1,000        100%
  NQSOs...............................   124,300         49%
                                         -------                                    -------            -----
                                         197,800                                    250,343            1.36%

---------------

 *  Represents less than one percent (1%) of class.

(1) Numbers represent shares of Common Stock of the Company underlying Debenture Options and NQSOs beneficially owned by the Directors and Officers which are exercisable within sixty days of August 22, 1995, except for 4,000 shares of the 1991-A Series Debentures held by Mr. Alvarez which represent shares of Common Stock underlying Convertible Subordinated Debentures (with a value of $11,750) that have already been purchased through the exercise of Debenture Options. Since more than the six (6) months has elapsed from date of grant, the Debenture Options are exercisable and immediately convertible into the specified number of Convertible Subordinate Debentures and then immediately convertible into shares of Convertible Preferred Stock of the same series and then immediately convertible into the specified number of shares of Common Stock of the Company. NQSOs are exercisable no earlier than six (6) months after the date of the grant into shares of Common Stock of the Company and presently all are exercisable.

(2) In connection with the Stockholder Rights Plan adopted by the Board on June 13, 1990, Stock Purchase Rights were dividended to stockholders of record on June 25, 1990, and are deemed to attach to the outstanding shares of Common Stock of the Company, including outstanding shares of Common Stock reported above as being owned by Directors and Officers. Rights expire ten (10) years after the date of initial issuance subject to earlier redemption or exchange. The rights are redeemable at the option of the Company for $0.01 per right at any time before the close of business on the tenth day after a public announcement that an acquiring person exists (unless such 10-day period is extended by the Board). An acquiring person exists when any person (except for First Mississippi) together with its affiliates and associates, without the approval of the Board, becomes the beneficial owner of 15% or more of the Common Stock of the Company. From and after the close of business on the tenth day after a public announcement that the acquiring person exists, each right not beneficially owned by the acquiring person "flips in" to entitle the holder to buy for $40, the initial excise price (subject to adjustment), Common Stock of the Company having a market value of $80. In the event that the Company is acquired by means of a merger or other business combination or 50% or more of the Company's assets or earnings power are sold or transferred, in each case without approval of the Board, then each right not beneficially owned by the acquiring person "flips over" to entitle the holder to buy for $40, Common Stock of the acquiring or transfer party having a market value of $80. The rights have no voting rights.

(3) Shared voting and investment power with wife.

(4) Included are 500 shares owned by Mrs. Horton, of which Mr. Horton has no voting and investment power and disclaims beneficial ownership.

(5) Represents 10,000 shares of restricted stock issued to Mr. Thompson upon being named President and CEO, of which he has sole voting but no investment power. All of the shares vest no later than August 22, 1997 provided Mr. Thompson continues to be employed by the Company at such date.

(6) Except as otherwise indicated in these notes, the shares beneficially owned by the persons indicated in the table above represent sole voting and investment power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As discussed below, the Company and its Directors and Officers engage in various transactions with First Mississippi. As disclosed above, certain Directors and Officers of the Company are also Directors or Officers of First Mississippi. As of August 22, 1995, the Company's Directors and Executive Officers beneficially own shares of Common Stock of First Mississippi as follows, except that those Directors and Executive Officers of the Company that do not beneficially own any shares of First Mississippi Common Stock are not listed below.

                            BENEFICIAL OWNERSHIP OF
                         FIRST MISSISSIPPI COMMON STOCK

                                                                                 TOTAL COMMON
                                           DEBENTURE                                STOCK
                                           OPTIONS OR   PERCENT OF   COMMON      BENEFICIALLY   PERCENT OF
            DIRECTOR/OFFICER                NQSOS(1)      CLASS       STOCK       OWNED (2)       CLASS
-----------------------------------------  ----------   ----------   -------     ------------   ----------
Cecil Alvarez............................          0        N/A          500            500            *
J. Steve Chustz..........................                              1,269
  NQSOs..................................     10,000        11%                      11,269            *
James L. McArthur........................                              2,364
  NQSOs..................................        650         1%                       3,014            *
Charles M. McAuley.......................          0        N/A       15,154         15,154            *
Charles P. Moreton.......................                             10,250(3)
  1988-1 Series Debenture Options........      1,000         9%
  1989-2 Series Debenture Options........      1,000         9%
  1990-2 Series Debenture Options........      1,000         9%
  1991-2 Series Debenture Options........      1,000         9%
  1992-1 Series Debenture Options........      1,000         9%
                                             -------
                                               5,000                                 15,250            *
Paul W. Murrill..........................                              7,125(4)
  1988-1 Series Debenture Options........      1,000         9%
  1989-2 Series Debenture Options........      1,000         9%
  1990-2 Series Debenture Options........      1,000         9%
  1991-2 Series Debenture Options........      1,000         9%
  1992-1 Series Debenture Options........      1,000         9%
                                             -------
                                               5,000                                 12,125            *
Richard F. Nanna.........................          0        N/A          753            753            *
R. Michael Summerford....................                             36,544
  1987-A Series Debenture Options........      8,000        20%
  1988-A Series Debenture Options........     13,000        15%
  1989-A Series Debenture Options........     14,000        42%
  1990-1 Series Debenture Options........     14,000        18%
  1991-1 Series Debenture Options........     18,000        23%
                                             -------
                                              67,000                                103,544            *

                                                                                 TOTAL COMMON
                                           DEBENTURE                                STOCK
                                           OPTIONS OR   PERCENT OF   COMMON      BENEFICIALLY   PERCENT OF
            DIRECTOR/OFFICER                NQSOS(1)      CLASS       STOCK       OWNED (2)       CLASS
-----------------------------------------   -------        ----      -------      ---------       -----
J. Kelley Williams.......................                            726,811(5)
  1986-A Series Debenture Options........     40,000       100%
  1987-A Series Debenture Options........     25,000        63%
  1988-A Series Debenture Options........     45,000        52%
  1989-1 Series Debenture Options........     45,000       100%
  1990-1 Series Debenture Options........     45,000        59%
  1991-1 Series Debenture Options........     45,000        57%
  NQSOs..................................     65,000        68%
                                             -------
                                             310,000                              1,036,811        4.97%
All Directors and Officers as a Group
  (17 Persons)(6)........................                            800,770
  1986-A Series Debenture Options........     40,000       100%
  1987-A Series Debenture Options........     33,000        83%
  1988-A Series Debenture Options........     58,000        67%
  1988-1 Series Debenture Options........      2,000        18%
  1989-A Series Debenture Options........     14,000        42%
  1989-1 Series Debenture Options........     45,000       100%
  1989-2 Series Debenture Options........      2,000        18%
  1990-1 Series Debenture Options........     59,000        77%
  1990-2 Series Debenture Options........      2,000        18%
  1991-1 Series Debenture Options........     63,000        79%
  1991-2 Series Debenture Options........      2,000        18%
  1992-1 Series Debenture Options........      2,000        18%
  NQSOs..................................     75,650        80%
                                             -------                              ---------        -----
                                             397,650                              1,198,420        5.72%

---------------

 *  Represents less than one percent (1%) of the class.

(1) Numbers represent shares of Common Stock of First Mississippi underlying the Debenture Options and NQSOs beneficially owned by the Directors and Officers which are exercisable within sixty days of August 22, 1995. Since more than six (6) months has elapsed from date of grant, the Debenture Options are exercisable and immediately convertible into the specified number of Convertible Subordinated Debentures and then immediately convertible into shares of Convertible Preferred Stock of the same series and then immediately convertible into the specified number of shares of Common Stock of First Mississippi. NQSOs are exercisable no earlier than six (6) months after the date of the grant into shares of Common Stock of First Mississippi and presently all are exercisable.

(2) In connection with the Shareholder Rights Plan adopted by First Mississippi on May 12, 1986, and amended on February 14, 1989, Preferred Stock Purchase Rights were distributed to stockholders and are deemed to be attached to the outstanding shares of Common Stock of First Mississippi, including the outstanding shares of Common Stock reported above as being owned by Directors and Officers. Under certain conditions, each right may be exercised to purchase one one-hundredth (1/100) of a share of a new series of preferred stock, at an exercise price of $30 (subject to adjustment). The rights, which do not have voting rights, expire in 1996 and may be redeemed by First Mississippi at a price of $.05 per right prior to a specified period of time after the occurrence of certain events. In certain events, each right (except certain rights beneficially owned by 20% or more owners, which rights are voided) will entitle its holder to purchase shares of First Mississippi Common Stock with a value of twice the then current exercise price.

(3) Shared voting and investment power with wife.

(4) Excluded are 775 shares owned by Mrs. Murrill of which Dr. Murrill has no voting or investment powers and disclaims beneficial ownership.

(5) Included are 177,000 shares of which Mr. Williams has shared voting and investment power, 3,500 of which he disclaims beneficial ownership. Not included are 61,750 shares held in the Jean P. Williams, Revocable Trust, of which Mr. Williams has no voting and investment power and disclaims beneficial ownership.

(6) Except for James L. McArthur who has sole voting power but shares investment power as to 8 shares, and except as otherwise indicated in these notes, the persons included in the table have sole voting and investment power with respect to the shares, and except for Mr. Williams, own less than one percent (1%) of the total shares of First Mississippi Common Stock. Excluded are 12 shares owned by Mrs. McArthur, of which Mr. McArthur has no voting and investment power and disclaims beneficial ownership.

     See "Related Party Transactions" for a discussion of further information regarding transactions between First Mississippi and the Company, generally.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Dr. Murrill is Chairman of the Company's Compensation Committee and is also a Director of First Mississippi. He has not served as an officer or employee of the Company or First Mississippi.

                           RELATED PARTY TRANSACTIONS

     First Mississippi Corporation Distribution. In February 1990, First Mississippi announced plans to distribute its stock in the Company to First Mississippi's shareholders. According to First Mississippi, this spin-off was subject to a favorable tax ruling from the Internal Revenue Service and a favorable operational and financial outlook for the Company. Although the required ruling was received in December 1990, gold prices had fallen in the interim, and the spin-off was put on hold. First Mississippi has informed the Company that it received a subsequent ruling from the Internal Revenue Service in April 1995 that a spin-off would be treated as a tax-free distribution for federal income tax purposes, subject to certain conditions. The Company understands that First Mississippi has not made a final determination with respect to a spin-off and that any such determination will be based in part on the results of the pre-feasibility study.

     First Mississippi Corporation Advances. During fiscal years 1995, 1994 and 1993, the Company received proceeds from notes payable to First Mississippi of $10,428,000, $1,200,000 and $8,500,000, respectively. Interest has accrued on these notes in the amount of $1,801,000 in fiscal 1995, $1,730,000 in fiscal 1994 and $1,063,000 in fiscal 1993. In February 1995, a Note evidencing all advances as of such date and replacing the notes in place as of such date was issued to First Mississippi. The Note carries an interest rate of prime plus
0.75 percent and accrues interest once a year in February. The Note is due no later than August 1, 1997. The Note is unsecured and is due upon call by First Mississippi with 367 days notice. The Note would be immediately due upon certain events, including a change of control other than a distribution from First Mississippi to its stockholders of the Company's stock owned by First Mississippi.

     First Mississippi Corporation Indemnity. First Mississippi indemnifies its Officers and Directors and those of its subsidiaries when such Officers and Directors are serving in such capacities at the request of the Board of First Mississippi. On February 2, 1991, the Board of First Mississippi extended its Corporate Indemnity to the Directors of the Company who are not otherwise employees of the Company or First Mississippi. First Mississippi's Corporate Indemnity requires that the person to be indemnified either: (a) be wholly successful, on the merits or otherwise, in any action or proceeding against such person; or (b) otherwise establish that such person acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of the Company, and in the case of any criminal action or proceeding, had no reasonable cause to believe that the conduct was unlawful. Whether these standards are met will be determined by those stockholders or Directors of First Mississippi not involved in the matter at issue or by special legal counsel selected by the Directors of First Mississippi. In the case of any action or suit by or in the right of the Company, any person finally adjudged liable for gross negligence or willful misconduct in performing duties for the Company will not be entitled to indemnification unless a Court determines that indemnification is proper under the circumstances. Advancement of expenses is allowed upon receipt of an undertaking to repay should it ultimately be determined that an individual is not entitled to indemnity.

     Administrative Service Agreement. Pursuant to the terms of an Administrative Services Agreement, as amended, with First Mississippi, the Company obtains from First Mississippi services including communications, financial services (accounting, management information, internal audit and tax), human resources, legal, risk management and shareholder services. Prior to the last day of each fiscal year, the Company and First Mississippi agree on hourly rates for such services for the following fiscal year or until the date of a spin-off. The hourly rates determined primarily on a cost reimbursement basis and approved by a majority of the Company's non-employee Directors who are also not affiliated with First Mississippi. The Company reimbursed First Mississippi approximately $224,000, $139,000 and $148,000 in fiscal years 1995, 1994 and
1993, respectively, for such services. The Company has the right to obtain such services from unaffiliated third parties if it believes that such services can be obtained at a lower cost than the fee paid to First Mississippi. The Administrative Services Agreement is terminable by the Company as of the end of any month on ninety (90) days written notice and by First Mississippi as of the end of any month or at such time as First Mississippi's ownership of the Company declines to less than forty percent (40%) of the then outstanding Common Stock of the Company, but in either case, on one hundred eighty (180) days written notice.

     Tax Sharing Agreement. In October 1987, the Company and First Mississippi entered into a Tax Sharing Agreement pursuant to which the Company recomputes its income tax provision each year on a separate return basis and is required to pay First Mississippi amounts approximating the federal income tax liability it would have paid if it had filed an independent consolidated return. First Mississippi is required to reimburse the Company for any deduction, credit or allowance which has been utilized by First Mississippi and its subsidiaries in the consolidated tax returns at such time as the Company could have utilized the underlying tax assets if it had filed on a separate return basis. As of June 30, 1995, the Company had approximately $18,829 of tax assets which First Mississippi is required to reimburse under the terms of the Tax Sharing Agreement.

     First Mississippi Benefit Plans. The Company's employees participate in the First Mississippi qualified noncontributory defined benefit pension plan and its 401(k) thrift plan. The Company reimburses First Mississippi for the pension plan on a proportionate share basis and for the Company matching portion of the employees' contribution to the 401(k) plan. During fiscal 1995, 1994 and 1993, the Company paid $451,000, $412,000 and $374,000 respectively, in connection with such plans.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

     The Financial Statements which are filed with this Form 10-K are set forth in the Index to Financial Statements at page F-1, which immediately precedes such Financial Statements. No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

EXHIBITS

     The following exhibits are, as indicated below, either filed herewith or have previously been filed with the Commission and are referred to and incorporated herein by reference to such filings.

           3(a)      -- Articles of Incorporation, as amended, which were filed as Exhibit
                        3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, are incorporated herein by reference.
           3(b)      -- Bylaws of the Company, which were filed as Exhibit 3(b) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June
                        30, 1990, are incorporated herein by reference.
           4(a)      -- Article IV, Article XIII and Article XIV of the Company's Articles of
                        Incorporation, which are included in Exhibit 3(a) filed with the
                        Company's Annual Report on Form 10-K for the fiscal year ended June
                        30, 1991, are incorporated herein by reference.
           4(b)      -- Article II and Article V, Section 6 of the Company's Bylaws, which are included in Exhibit 3(b) filed with the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1990, are incorporated herein by reference.
           4(c)      -- Company Resolutions authorizing the 1988-A Series Convertible
                        Preferred Stock, effective July 13, 1988, which were filed as Exhibit
                        4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, are incorporated by reference.
           4(d)      -- Company Resolutions authorizing the 1989-A Series Convertible
                        Preferred Stock, effective August 9, 1989, which were filed as
                        Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended June 30, 1989, are incorporated herein by reference.
           4(e)      -- Company Resolutions authorizing the 1989-B Series Convertible
                        Preferred Stock, effective November 2, 1989, which were filed as
                        Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 1989, are incorporated herein by reference.
           4(f)      -- Company Resolutions authorizing the 1990-A Series Convertible
                        Preferred Stock, effective August 8, 1990, which were filed as
                        Exhibit 4(f) to the Company's Annual Report on Form 10-K for the
                        fiscal year ended June 30, 1990, are incorporated herein by reference.
           4(g)      -- Company Resolutions authorizing the Company's 1990-B and 1990-C
                        Series Convertible Preferred Stock, effective November 1, 1990 and
                        November 2, 1990, respectively, which were filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1990, are incorporated herein by reference.

           4(h)      -- Company Resolutions authorizing the 1991-A Series Convertible
                        Preferred Stock, effective August 14, 1991, which were filed as
                        Exhibit 4(h) to the Company's Annual Report on Form 10-K for the
                        fiscal year ended June 30, 1991, are incorporated herein by reference.
           4(i)      -- Company Resolutions authorizing the 1991-B Series Convertible
                        Preferred Stock, effective November 7, 1991, which were filed as
                        Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 1991, are incorporated herein by reference.
           4(j)      -- Company Resolutions authorizing the 1992-A Series Convertible
                        Preferred Stock, effective November 5, 1992, which were filed as
                        Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 1992, are incorporated herein by reference.
           4(k)      -- Company Resolutions authorizing the 1993-A Series Convertible
                        Preferred Stock, effective November 4, 1993, which were filed as
                        Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 1993, are incorporated herein by reference.
           4(l)      -- Credit Agreement, dated as of December 30, 1987, which was filed as
                        Exhibit 10.17 to Amendment No. 1 to the Company's Registration
                        Statement on Form S-1 filed with the Securities and Exchange
                        Commission on November 2, 1987 (the "Form S-1"), is incorporated by reference.
           4(m)      -- First Amendment to Credit Agreement, dated as of January 26, 1988, which was filed as Exhibit 10.23 to Amendment No. 2 to the Company's
                        Form S-1, is incorporated by reference.
           4(n)      -- Second Amendment to Credit Agreement, dated as of April 14, 1988, which was filed as Exhibit 10.24 to Amendment No. 4 to the Company's
                        Form S-1, is incorporated by reference.
           4(o)      -- Third Amendment to Credit Agreement, dated as of March 30, 1989, which was filed as Exhibit 4(h) to the Company's Annual Report on
                        Form 10-K for the fiscal year ended June 30, 1989, is incorporated by reference.
           4(p)      -- Fourth Amendment to the Credit Agreement, dated as of July 2, 1990, which was filed as Exhibit 4(m) to the Company's Annual Report on
                        Form 10-K for the fiscal year ended June 30, 1991, is incorporated herein by reference.
           4(q)      -- Amended and Restated Gold Loan Agreement, dated January 26, 1988, which was filed as Exhibit 10.15 to Amendment No. 2 to the Company's
                        Form S-1, is incorporated by reference.
           4(r)      -- Rights Agreement dated June 13, 1990, which was filed as Exhibit 1 to the Company's Form 8-K dated June 13, 1990, is incorporated by reference.
           4(s)      -- Loan Agreement between the Company and First Mississippi, dated March
                        29, 1990, which was filed as Exhibit 4(p) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1991, is incorporated herein by reference.
           4(t)      -- Amendment to Loan Agreement between The Company and First
                        Mississippi, dated August 27, 1991, which was filed as Exhibit 4(q)
                        to the Company's Annual Report on Form 10-K for the fiscal year ended
                        June 30, 1991, is incorporated herein by reference.
           4(u)      -- Second Amendment to Loan Agreement between the Company and First
                        Mississippi dated August 25, 1993, which was filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the fiscal year ended
                        June 30, 1993, is incorporated herein by reference.

          10(a)      -- Gold Production Purchase Agreement, dated November 11, 1987, together with Form of Amendment No. 1 thereto, which was filed as Exhibit
                        10.16 to Amendment No. 1 to the Company's Form S-1, is incorporated by reference.
          10(b)      -- Administrative Services Agreement, dated October 28, 1987, which was filed as Exhibit 10.2 to the Company's Form S-1, is incorporated by reference.
          10(c)      -- Tax Sharing Agreement effective as of October 1, 1987, which was filed as Exhibit 10.3 to the Company's Form S-1, is incorporated by reference.
          10(d)      -- Non-Competition Agreement, dated October 28, 1987, which was filed as
                        Exhibit 10.4 to the Company's Form S-1, is incorporated by reference.
          10(e)      -- Registration Rights Agreement, dated October 28, 1987, which was filed as Exhibit 10.5, to the Company's Form S-1, is incorporated by reference.
          10(f)      -- Totem Talc Joint Venture Agreement, dated May 20, 1986, which was filed as Exhibit 10.9 to the Company's Form S-1, is incorporated by reference.
          10(g)      -- Final Purchase Agreement, dated February 5, 1981, and related agreements, which were filed as Exhibit 10.10 to the Company's Form
                        S-1, are incorporated by reference.
          10(h)      -- Exploration and Option Agreement, dated May 25, 1979, which was filed as Exhibit 10.11 to the Company's Form S-1, is incorporated by reference.
          10(i)      -- FirstMiss Gold Inc. Amended and Restated Long-Term Incentive Plan, as
                        amended November 14, 1992, which was filed as Exhibit 10(i) Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1993 is incorporated herein by reference.
          10(j)      -- Assignment Agreement, dated October 28, 1987, which was filed as
                        Exhibit 10.14 to the Company's Form S-1, is incorporated by reference.
          10(k)      -- Form of Indemnification Agreement between the Company and the following Directors of the Company: Cecil Alvarez, Sellers Stough,
                        Robert C. Horton, Robert Laxalt, Charles M. McAuley, John Phelps
                        "Pete" Ingersoll, Jr., and G. W. Thompson (Company's Indemnification
                        Agreements with each such individual contains identical provisions to those contained in the form), which was filed as Exhibit 10(q) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June
                        30, 1988, is incorporated by reference.
          10(l)      -- Reserved.
          10(m)      -- Gold Loan Agreement, dated November 11, 1987, which was filed as
                        Exhibit 10.15 to Amendment No. 1 to the Company's Form S-1, is
                        incorporated by reference.
          10(n)      -- Indemnity Agreement, dated as of October 30, 1987, which was filed as
                        Exhibit 10.18 to Amendment No. 1 to the Company's Form S-1, is
                        incorporated by reference.
          10(o)      -- Credit Support Agreement, dated as of December 30, 1987, which was filed as Exhibit 10.19 to Amendment No. 1 to the Company's Form S-1,
                        is incorporated by reference.
          10(p)      -- Construction Deed of Trust, Assignment of Rents, Security Agreement
                        and Fixture Filing, dated as of December 30, 1987, which was filed as
                        Exhibit 10.20 to Amendment No. 2 to the Company's Form S-1, is
                        incorporated by reference.
          10(q)      -- Developer Indemnity Agreement, dated as of January 26, 1988, which was filed as Exhibit 10.21 to Amendment No. 2 to the Company's Form
                        S-1, is incorporated by reference.

          10(r)      -- Amendment No. 1 to the Gold Production Purchase Agreement, dated as of January 26, 1988, which was filed as Exhibit 10.22 to Amendment
                        No. 2 to the Company's Form S-1, is incorporated by reference.
          10(s)      -- Form of Termination Agreement between First Mississippi Corporation and Charles M. McAuley (Company's Termination Agreement with such individual contains identical provisions to those contained in the form), which was filed as Exhibit 10(v) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1991, is incorporated herein by reference.
          10(t)      -- Form of Termination Agreement between the Company and Richard F.
                        Nanna, Q. Allen Neal and Charles M. McAuley (Company's Termination
                        Agreement with each such individual contains identical provisions to those contained in the form), which was filed as Exhibit 10(w) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June
                        30, 1991, is incorporated herein by reference.
          10(u)      -- Form of Addendum to Termination Agreement between the Company and
                        Richard F. Nanna, Q. Allen Neal and Charles M. McAuley (Company's
                        Addendum to Termination Agreement with each such individual contains identical provisions to those contained in the form), which was filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the
                        fiscal year ended June 30, 1991, is incorporated herein by reference.
          10(v)      -- Refining Agreement between FMG Inc. and Metalor USA Refining
                        Corporation dated June 1, 1992, which was filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended
                        June 30, 1992, is incorporated herein by reference.
          10(w)      -- Amendment to Refining Agreement between FMG Inc. and Metalor USA
                        Refining Corporation dated May 27, 1993, which was filed as Exhibit
                        10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, is incorporated herein by reference.
          10(x)      -- Sales Agreement between FMG Inc. and Nesmont Precious Metals
                        Corporation, dated as of June 1, 1991, which was filed as Exhibit
                        10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, is incorporated herein by reference.
          10(y)      -- Mine Operating Contract between FMG Inc. and N.A. Degerstrom, Inc., dated July 1, 1991, which was filed as Exhibit 10(aa) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June
                        30, 1991, is incorporated herein by reference.
          10(z)      -- Electric Services Agreement, dated August 14, 1987, which was filed as Exhibit 10.7 to the Company's Form S-1, is incorporated herein by reference.
          10(aa)     -- Oxygen Supply Agreement, dated August 27, 1987, and Air Rights Lease
                        Agreement, dated as of August 27, 1987, which were filed as Exhibit
                        10(j) to the Company's Annual Report on Form 10-K for the year ended
                        June 30, 1989, are incorporated herein by reference.
          10(bb)     -- Mine Contract between FMG Inc. and J.S. Redpath Corporation dated
                        August 30, 1993, which was filed as Exhibit 10(bb) to the Company's
                        Form 10-K for the fiscal year ended June 30, 1994, is incorporated herein by reference.
          10(cc)     -- Amendment to Administrative Services Agreement between First
                        Mississippi and the Company dated August 29, 1995.
          10(dd)     -- Form of Termination Agreement between the Company and G.W. Thompson,
                        Donald S. Robson, R. David Russell and Donald O. Miller (Company's
                        Termination Agreement with each such individual contains identical provisions to those contained in the form).

          10(ee)     -- Promissory Note by the Company in favor of First Mississippi dated
                        February 1, 1995.
          10(ff)     -- Restricted Stock Award Agreement between the Company and G.W.
                        Thompson dated August 22, 1994.
          21         -- List of subsidiaries of the Company.
          23         -- Auditors' Consent regarding incorporation of reports into
                        Registration Statement Nos. 33-24401, 2-93585, 33-24414, 33-31226,
                        33-32572, 33-37085, 33-39067, 33-43602, 33-45342, 33-56046, 33-57761
                        and 33-74020.
          27         -- Financial Data Schedule.

     Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.

REPORTS ON FORM 8-K

     On June 5, 1995, the Company filed a Form 8-K voluntarily reporting under
Item 5 of Form 8-K the election of Walter A. Drexel to the Board.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FIRSTMISS GOLD INC.

Date: September 5, 1995                     By:  /s/  G. W. THOMPSON
                                                 ------------------------------
                                                 G. W. Thompson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                       DATE
---------------------------------------------   ----------------------------    -------------------
          /s/  G. W. THOMPSON                   President and Chief               September 5, 1995
   ----------------------------------             Executive Officer
            G. W. Thompson                        (Principal Executive
                                                  Officer) and Director

         /s/  DONALD S. ROBSON                  Vice President and Chief          September 5, 1995
   ----------------------------------             Financial Officer
           Donald S. Robson                       (Principal Financial
                                                  Officer)

         /s/  ROGER D. PALMER                   Controller (Principal             September 5, 1995
   ----------------------------------             Accounting Officer)
            Roger D. Palmer

        /s/  J. KELLEY WILLIAMS                 Director and Chairman of the      September 5, 1995
   ----------------------------------             Board of Directors
          J. Kelley Williams

          /s/  CECIL ALVAREZ                    Director                          September 5, 1995
   ----------------------------------
             Cecil Alvarez

         /s/  WALTER A. DREXEL                  Director                          September 5, 1995
   ----------------------------------
           Walter A. Drexel

         /s/  ROBERT C. HORTON                  Director                          September 5, 1995
   ----------------------------------
           Robert C. Horton

          /s/  PETE INGERSOLL                   Director                          September 5, 1995
   ----------------------------------
            Pete Ingersoll

        /s/  CHARLES P. MORETON                 Director                          September 5, 1995
   ----------------------------------
          Charles P. Moreton

         /s/  PAUL W. MURRILL                   Director                          September 5, 1995
   ----------------------------------
            Paul W. Murrill

      /s/  R. MICHAEL SUMMERFORD                Director                          September 5, 1995
   ----------------------------------
         R. Michael Summerford

         /s/  ROBERT L. ZERGA                   Director                          September 5, 1995
   ----------------------------------
            Robert L. Zerga

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AT JUNE 30, 1995 AND JUNE 30, 1994 AND
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                                   PAGE
                                                                             ----------------
Independent Auditors Report................................................        F-2
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets................................................        F-3
Consolidated Statements of Operations......................................        F-4
Consolidated Statements of Stockholders' Equity............................        F-5
Consolidated Statements of Cash Flows......................................        F-6
Notes to Consolidated Financial Statements.................................  F-7 through F-16

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FirstMiss Gold Inc.:

     We have audited the accompanying consolidated balance sheets of FirstMiss Gold Inc. and subsidiary as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstMiss Gold Inc. and subsidiary as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as of July 1, 1993.

                                            KPMG Peat Marwick LLP

Denver, Colorado
July 28, 1995, except as to the second
  paragraph of Note 1(a), which is
  as of August 31, 1995

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1995 AND 1994
                           (IN THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                            1995        1994
                                                                           -------     -------
Current assets:
  Cash and cash equivalents..............................................  $   595     $ 1,979
  Trade accounts receivable..............................................    1,709       2,190
  Inventories:
     Ore and in process..................................................    2,459       7,488
     Materials and supplies..............................................    7,095       5,266
                                                                           -------     -------
          Total inventories..............................................    9,554      12,754
                                                                           -------     -------
Prepaid expenses and other current assets................................      728         181
Deferred income taxes due from First Mississippi (note 8)................    2,581       2,581
                                                                           -------     -------
          Total current assets...........................................   15,167      19,685
Property, plant and equipment, net (note 3)..............................   67,689      66,798
Deferred income taxes due from First Mississippi (note 8)................    2,264       2,264
                                                                           -------     -------
          Total assets...................................................  $85,120     $88,747
                                                                           =======     =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................  $ 6,595     $ 5,165
  Payable to First Mississippi (note 7)..................................    1,943         910
  Income taxes payable to First Mississippi (note 8).....................      402          74
  Other accrued expenses.................................................      505         555
                                                                           -------     -------
          Total current liabilities......................................    9,445       6,704
                                                                           -------     -------
Notes payable to First Mississippi (note 7)..............................   40,900      29,339
Accrued reclamation costs................................................    3,031       2,985
Stockholders' equity (notes 5 and 11):
  Preferred stock, par value $.01 per share; 10,000,000 shares
     authorized; none issued.............................................       --          --
  Common stock, par value $.01 per share; 50,000,000 shares authorized;
     issued and outstanding 18,182,600 shares in 1995 and 18,111,500
     shares in 1994......................................................      182         181
  Contributed and paid-in capital........................................   34,285      33,862
  Retained earnings (accumulated deficit)................................   (2,681)     15,676
  Unearned compensation..................................................      (42)         --
                                                                           -------     -------
          Total stockholders' equity.....................................   31,744      49,719
                                                                           -------     -------
Commitments (notes 5, 6, 7, 9 and 10)
          Total liabilities and stockholders' equity.....................  $85,120     $88,747
                                                                           =======     =======

          See accompanying notes to consolidated financial statements.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                   1995       1994       1993
                                                                 --------    -------    -------
Net sales (note 4).............................................  $ 71,485    $95,150    $78,773
Cost of sales..................................................    69,775     82,131     75,254
                                                                 --------    -------    -------
          Gross profit.........................................     1,710     13,019      3,519
Exploration expenses...........................................     3,776      4,049      2,803
Abandonment and impairment of mineral properties (note 2)......    11,531         --        256
Selling, general and administrative expenses (note 7)..........     2,659      1,745      2,021
                                                                 --------    -------    -------
          Earnings (loss) from operations......................   (16,256)     7,225     (1,561)
Interest expense, net (notes 3 and 7)..........................    (1,805)    (1,776)    (1,705)
Other income...................................................       132        150        180
                                                                 --------    -------    -------
          Earnings (loss) before income taxes and cumulative
            effect of change in accounting principle...........   (17,929)     5,599     (3,086)
Income tax expense (benefit) payable to (due from) First
  Mississippi (note 8).........................................       428      1,300       (617)
                                                                 --------    -------    -------
          Earnings (loss) before cumulative effect of change in
            accounting principle...............................   (18,357)     4,299     (2,469)
Cumulative effect of change in accounting for income taxes
  (note 8).....................................................        --      1,350         --
                                                                 --------    -------    -------
          Net earnings (loss)..................................  $(18,357)   $ 5,649    $(2,469)
                                                                 ========    =======    =======
Earnings (loss) per common share:
  Before cumulative effect of accounting change................  $  (1.01)   $  0.24    $ (0.14)
  Cumulative effect of accounting change.......................        --       0.07         --
                                                                 --------    -------    -------
                                                                 $  (1.01)   $  0.31    $ (0.14)
                                                                 ========    =======    =======

          See accompanying notes to consolidated financial statements.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)

                                                                   1995       1994       1993
                                                                 --------    -------    -------
Common stock:
  Balance at beginning of year.................................  $    181    $   181    $   180
  Issuance of 71,100 and 109,500 shares in 1995 and 1993,
     respectively (note 5).....................................         1         --          1
                                                                 --------    -------    -------
  Balance at end of year.......................................  $    182    $   181    $   181
                                                                 ========    =======    =======
Contributed and paid-in capital:
  Balance at beginning of year.................................  $ 33,862    $33,862    $33,430
  Issuance of 71,100 and 109,500 shares in 1995 and 1993,
     respectively (note 5).....................................       363         --        432
  Issuance of restricted stock awards (note 5).................        60         --         --
                                                                 --------    -------    -------
  Balance at end of year.......................................  $ 34,285    $33,862    $33,862
                                                                 ========    =======    =======
Retained earnings (accumulated deficit):
  Balance at beginning of year.................................  $ 15,676    $10,027    $12,496
  Net earnings (loss) for the year.............................   (18,357)     5,649     (2,469)
                                                                 --------    -------    -------
  Balance at end of year.......................................  $ (2,681)   $15,676    $10,027
                                                                 ========    =======    =======
Unearned compensation:
  Balance at beginning of year.................................  $     --    $    (2)   $    (4)
  Issuance of restricted stock awards..........................       (60)        --         --
  Amortization of unearned compensation........................        18          2          2
                                                                 --------    -------    -------
  Balance at end of year.......................................  $    (42)   $    --    $    (2)
                                                                 ========    =======    =======

          See accompanying notes to consolidated financial statements.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)

                                                                                        1995        1994        1993
                                                                                      --------    --------    --------
Cash flows from operating activities:
  Net earnings (loss)...............................................................  $(18,357)   $  5,649    $ (2,469)
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
    Depreciation and depletion......................................................     9,514      13,459      13,525
    Amortization....................................................................     5,031       9,920         203
    Abandonment and impairment of mineral properties................................    11,531          --         256
    Deferred income taxes, including cumulative effect of change in accounting principle
      in 1994.......................................................................        --      (3,204)     (1,627)
    Loss (gain) on disposal or write-down of assets.................................        31          13         (12)
    Deferred compensation...........................................................        19           2           2
    Write-down of inventory.........................................................        --          --       1,500
    Net change in operating assets and liabilities, net of noncash activity:
      Trade accounts receivable.....................................................       481        (228)       (308)
      Inventories...................................................................     3,200      (3,188)      1,556
      Prepaid expenses and other current assets.....................................      (547)         55         (65)
      Accounts payable..............................................................     1,430      (3,818)      4,080
      Payable to First Mississippi..................................................     3,313       4,723       1,020
      Income taxes payable to First Mississippi.....................................       328      (1,846)        510
      Other accrued expenses........................................................       (50)       (149)       (782)
      Accrued reclamation costs.....................................................        46         549         947
                                                                                      --------    --------    --------
        Cash provided by operating activities.......................................    15,970      21,937      18,336
                                                                                      --------    --------    --------
Cash flows from investing activities:
  Capital expenditures..............................................................   (26,883)     10,451)     (5,555)
  Proceeds from sale of property....................................................       203          15          51
  Deferred stripping costs..........................................................      (318)     (4,612)    (11,244)
                                                                                      --------    --------    --------
        Cash used by investing activities...........................................   (26,998)    (15,048)    (16,748)
                                                                                      --------    --------    --------
Cash flows from financing activities:
  Purchase of gold for repayment of gold loan.......................................        --      (9,800)    (13,363)
  Proceeds from issuance of common stock............................................       363          --         433
  Proceeds from notes payable to First Mississippi..................................    10,428       1,200       8,500
  Repayments on notes payable to First Mississippi..................................    (1,147)         --          --
  Proceeds from issuance of convertible debentures..................................        --          --          12
                                                                                      --------    --------    --------
        Cash provided (used) by financing activities................................     9,644      (8,600)     (4,418)
                                                                                      --------    --------    --------
        Net decrease in cash and cash equivalents...................................    (1,384)     (1,711)     (2,830)
Cash and cash equivalents at beginning of year......................................     1,979       3,690       6,520
                                                                                      --------    --------    --------
Cash and cash equivalents at end of year............................................  $    595    $  1,979    $  3,690
                                                                                      ========    ========    ========
Supplemental disclosures:
  Interest paid during the year, net of amounts capitalized.........................  $     48    $    292    $    554
                                                                                      ========    ========    ========
  Income taxes paid to First Mississippi............................................  $     --    $  2,000    $    500
                                                                                      ========    ========    ========

Supplemental noncash financing activities:

  In 1995, 1994 and 1993, $2,280,000, $1,505,000 and $898,000, respectively, of interest expense payable to First Mississippi was transferred to the principal balance of notes payable to First Mississippi.

  In 1994, $3,000,000 of income taxes payable was transferred to notes payable to First Mississippi.

          See accompanying notes to consolidated financial statements.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1995, 1994 AND 1993

(1)  OWNERSHIP AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A)  OWNERSHIP AND OPERATIONS

     FirstMiss Gold Inc. (the "Company") was incorporated in August 1987 as a subsidiary of First Mississippi Corporation ("First Mississippi") for purposes of financing, developing and operating mining projects and conducting exploration for precious metals. First Mississippi's interest in the Company is approximately 81% or 14,750,000 shares as of June 30, 1995.

     In August 1995, the Board of Directors of First Mississippi Corporation approved additional funding to the Company of up to $10 million. In order to undertake planned mine development activities, the Company will need additional financing. The Company is engaged in discussions with third parties concerning such financing, but no definitive financing agreements have been executed. Accordingly, if the Company is unable to arrange additional financing it may not be able to carry out its planned mine development activities and other future operations.

  (B)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FMG Inc., ("FMG"). All significant intercompany balances and transactions have been eliminated in consolidation.

  (C)  CASH AND CASH EQUIVALENTS

     The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

  (D)  INVENTORIES

     Inventories of ore and in process and finished goods are stated at the lower of average cost or net realizable value. Materials and supplies are stated at the lower of average cost or replacement cost.

     The Company provides an allowance for obsolescence for certain materials and supplies inventory items. The allowance is based on estimates of inventory salvage value and anticipated usage over the estimated life of the mine. At June 30, 1995 and 1994, the allowance for obsolescence was $1,229,000 and $1,169,000, respectively.

  (E)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.

  Capitalization of Interest

     Interest is capitalized on expenditures related to construction or development projects actively being prepared for their intended use. Capitalization is discontinued when the asset enters commercial operation or development ceases.

  Mineral Exploration and Mine Development

     Exploration costs are charged to expense as incurred, as are development costs for projects not yet determined by management to be commercially feasible. Mine development expenditures for mining

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
properties are capitalized when the properties are determined to have development potential but not yet producing.

  Mineral Properties

     Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property calculated using estimates of proven and probable reserves, estimated future prices, operating costs, capital requirements and reclamation costs.

  Deferred Stripping Costs

     To properly match waste removal costs with revenue from gold sales, mining costs associated with waste rock removal are deferred and charged to operations on the basis of the estimated average stripping ratio for the life of each individual ore body. The average stripping ratio is calculated as a ratio of the tons of waste rock material estimated to be removed to the tons of ore estimated to contain recoverable gold.

  (F)  DEPRECIATION, DEPLETION AND AMORTIZATION

     Property, plant and equipment with useful lives as long or longer than existing ore reserves are depreciated or depleted using the units-of-production method. Plant and equipment with useful lives shorter than existing ore reserves are depreciated over their useful lives using the straight-line method. Depreciation and depletion rates are subject to periodic review to ensure that asset costs are written off over their useful lives.

     Depletion is computed on a units-of-production method based on the ratio of tons mined or ounces of gold produced during the period, to the estimated total proven and probable reserves of the related property.

  (G)  RECLAMATION OF MINING AREAS

     A liability has been established for estimated costs for restoring certain disturbed mining and milling areas to comply with existing reclamation standards. Such costs are charged to operations on a units-of-production basis over the life of the mine.

  (H)  REVENUE RECOGNITION

     Revenue from spot sales are recorded when title passes to the buyer. Revenue from shipments under forward sales agreements are recorded at the settlement date of the agreements. Proceeds from the gold loan were accounted for as deferred revenue and recognized in income at the rate of $475 per ounce of gold. Total ounces of gold sold were 184,298, 243,826, and 210,644 for 1995, 1994 and 1993, respectively. Total ounces of gold sold in 1995 does not include 14,939 ounces from properties in development.

  (I)  HEDGING TRANSACTIONS

     In order to protect against the impact of falling gold prices, the Company enters into hedging transactions which not only provide a minimum price for future production but also allow the Company to take advantage of increases in the gold price. Hedging transactions have included the purchase of spot deferred contracts and obtaining gold loans. Gains and losses from hedging activities are recognized in sales on a basis consistent with the hedged item. Gains and losses on early termination of hedging contracts are deferred until the hedged items are recognized in sales.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

  (J)  AMORTIZATION OF DEFERRED LOAN COSTS

     Deferred loan costs are amortized over the term of the related loan using the interest method. Amortization charged to expense in 1994 and 1993, was $75,000 and $203,000, respectively. Deferred loan costs were fully amortized at June 30, 1994.

  (K)  INCOME TAXES

     The Company has a tax sharing and allocation agreement with First Mississippi under which the Company makes payments to First Mississippi in respect to federal, state and local income taxes and state franchise taxes as if it were a separate corporation, not affiliated with First Mississippi, filing separate income tax returns.

     Under the provisions of the tax sharing agreement, First Mississippi is required to reimburse the Company for any deduction, credit or allowance which has been utilized by First Mississippi and subsidiaries in the consolidated tax returns at such time as the Company could have utilized the underlying tax assets if it had filed federal and state income tax returns computed on a separate return basis. In addition, the Company is required to pay First Mississippi for the estimated income tax liability of the Company for the taxable year, to be computed as though the Company were reporting its taxable income or loss on a separate return basis.

     The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109) as of July 1, 1993. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of this change in method of accounting for income taxes is included in the consolidated statement of operations for the year ended June 30, 1994.

  (L)  EARNINGS PER SHARE

     Earnings per share is calculated based on the weighted average number of common shares and dilutive common share equivalents outstanding during each year of 18,139,000 in 1995, 18,150,000 in 1994 and 18,024,000 in 1993.

  (M)  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1995 financial statement presentation.

(2)  ABANDONMENTS AND IMPAIRMENT OF MINING ASSETS

     As discussed in note 1, the Company performs property evaluations to assess the recoverability of its mining properties and investments. Mining in the Main Pit was discontinued in July 1995 after a geotechnical monitoring program, initiated in June 1995, indicated that continued mining in the Main Pit would likely destabilize the pit wall. This event combined with lower grades and higher than anticipated costs, makes it unlikely that the Company will recover the remaining proven and probable reserves in the Main Pit. Accordingly, the remaining pit development costs of $5,475,000 and deferred stripping costs of $3,613,000 have been written off in fiscal 1995.

     During fiscal 1995, management made the decision that they no longer intended to develop the Silver Bar prospect. The decision was based on the continued low market price of silver and commitment of exploration

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
and development resources to the Company's Turquoise Ridge project. After attempts at selling the Silver Bar prospect in the fourth quarter were unsuccessful, the investment in Silver Bar was written off, resulting in a charge to operations of $2,324,000.

     Additional exploration prospects with a recorded value of $119,000 were abandoned during fiscal 1995.

(3)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at June 30, 1995 and 1994 consisted of:

                                                                       1995         1994
                                                                     --------     --------
                                                                         (IN THOUSANDS)
    Undeveloped properties.........................................  $     --     $  2,471
    Properties under development...................................     8,979        6,449
    Producing mining properties....................................    36,238       32,169
    Plant, machinery and equipment.................................    91,183       85,980
    Furniture and fixtures.........................................       451          426
                                                                     --------     --------
                                                                      136,851      127,495
    Less accumulated depreciation and depletion....................    69,162       69,022
                                                                     --------     --------
              Net depreciable property, plant and equipment........    67,689       58,473
    Deferred stripping costs, net of amortization..................        --        8,325
                                                                     --------     --------
              Net property, plant and equipment....................  $ 67,689     $ 66,798
                                                                     ========     ========

     Properties under development consists of construction and other costs related to facilities and development not yet completed and placed in service. Interest capitalized during 1995, 1994 and 1993 amounted to $1,159,000, $221,000 and $43,000, respectively. Depreciation and depletion expense was $9,514,000, $13,459,000 and $13,525,000 in 1995, 1994 and 1993, respectively. Amortization of deferred stripping costs was $5,031,000, $9,920,000 and $203,000 in 1995,
1994 and 1993, respectively.

     The cost of undeveloped properties is reclassified to developed properties when management determines that the project is commercially productive.

(4)  GOLD LOAN AND CREDIT AGREEMENT

     FMG had a gold loan which matured and was repaid in full on June 30, 1994. Under the gold loan, FMG borrowed a total of 150,000 ounces of gold which provided $71,270,000 at an average predetermined price of $475 per ounce. In the years ended June 30, 1994 and 1993, FMG repaid 20,625 and 28,125 ounces of the gold loan and, as a result of the repayments, approximately $9,800,000 and $13,363,000, respectively, of deferred revenue was recognized in gold sales.

     Pursuant to the gold loan agreements, FMG was required to enter into a forward sales arrangement, covering 202,600 ounces of gold. Under this agreement, during 1994 and 1993, FMG sold 47,000 and 40,000 ounces, respectively, at $400 per ounce. All commitments under the agreement were fulfilled as of June 30, 1994.

(5)  PENSION, 401(K) AND LONG-TERM INCENTIVE PLANS

     The Company's employees participate in the First Mississippi qualified noncontributory defined benefit pension plan. Under the plan, an employee becomes a participant following six months of service, provided that the employee is regularly employed for at least 1,000 hours per year. First Mississippi bills the Company for its proportionate share of the annual cost based on the number of employees participating. Pension expense for 1995, 1994 and 1993 amounted to $451,000, $412,000 and $374,000, respectively.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

     Substantially all employees who have completed six months of service are eligible to participate in the First Mississippi 401(k) thrift plan. Under the plan, employees may elect to contribute from 1% to 16.8% of monthly base pay, with the Company providing matching contributions up to 4% of monthly base pay. Total expense under the plan amounted to $217,000 in 1995, $195,000 in 1994 and $181,000 in 1993.

     Directors, officers and certain key employees of the Company participate in a long-term incentive plan under which the Company has reserved 900,000 shares of common stock for issuance. Awards may be in the form of stock options, options to purchase debentures convertible into common stock or convertible preferred stock, stock appreciation rights, performance units, restricted stock, supplemental cash and such other forms as the Board of Directors may direct. Stock options may be incentive stock options or nonqualified stock options. The Board of Directors in its discretion will determine the recipients and the amounts of all awards. Options outstanding will expire in 1998 through 2004 unless exercised. The debenture options outstanding give the holder the right to purchase a debenture from the Company, which is convertible into preferred stock which is then convertible into common stock of the Company at the original option price. As of June 30, 1995, 319,251 common shares remained available for granting until the plan terminates in 1997.

     Changes in stock options and debenture options for the years ended June 30, 1995, 1994 and 1993 are as follows:

                                              STOCK OPTIONS                   DEBENTURE OPTIONS
                                      ------------------------------    ------------------------------
                                       NUMBER        OPTION PRICE        NUMBER        OPTION PRICE
                                      OF SHARES        PER SHARE        OF SHARES        PER SHARE
                                      ---------    -----------------    ---------    -----------------
Outstanding at June 30, 1992........         --        $       -          176,800    $2.9375 - 10.1875
  Granted...........................    157,000          4.375              5,000         5.8125
  Exercised.........................    (32,000)         4.375            (81,500)     2.9375 - 5.50
                                      ---------                         ---------
Outstanding at June 30, 1993........    125,000          4.375            100,300     3.25 - 10.1875
  Granted...........................     60,200         6.6875              5,000          6.375
  Expired or canceled...............     (2,300)        6.6875             (3,000)     7.625 - 9.75
                                      ---------                         ---------
Outstanding at June 30, 1994........    182,900     4.375 - 6.6875        102,300     3.25 - 10.1875
  Granted...........................    246,349     7.25 - 11.4375          1,000         9.53125
  Exercised.........................    (47,600)     6.6875 - 7.25        (13,500)    3.25 - 10.1875
  Expired or canceled...............   (129,700)    4.375 - 6.6875        (20,300)     7.625 - 9.750
                                      ---------                         ---------
Outstanding at June 30, 1995........    251,949     4.375 - 11.4375        69,500     3.25 - 10.1875
                                      =========                         =========

     During 1995, a restricted stock award of 10,000 common shares was granted. This award vests on the earlier of August 22, 1997 or three months after completion of a secondary offering following a spin off of the Company by First Mississippi. No restricted stock awards were granted in 1994 or 1993.

(6)  HEDGING ACTIVITIES AND COMMITMENTS

     At June 30, 1995, the Company had commitments under spot deferred sales contracts for the delivery of gold as follows:

  DELIVERY      AVERAGE
    DATE         PRICE      OUNCES
------------    -------     -------
Fiscal 1996     $400.96     147,100

     Based on the market price of gold on June 30, 1995, the unrealized gain on these contracts is $417,000. Risks of loss arise from the possible inability of the counterparty to fulfill its obligations under the contracts.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

(7)  RELATED PARTY TRANSACTIONS

     The Company has an administrative services agreement with First Mississippi. Generally, the Company reimburses First Mississippi on a fee basis determined annually, which fee approximates the cost of obtaining services from an unaffiliated third party. The Company also has the right to obtain such services from unaffiliated parties. The Company reimbursed First Mississippi approximately $224,000, $139,000 and $148,000 in 1995, 1994 and 1993,
respectively, under this agreement. Direct expenses incurred by First Mississippi on behalf of the Company are allocated to the Company based on the actual costs incurred.

     The Company reimbursed First Mississippi approximately $327,000, $214,000 and $141,000 in 1995, 1994 and 1993, respectively, for insurance premiums paid on its behalf by First Mississippi.

     As of June 30, 1995 and 1994, the Company has $40,900,000 and $29,339,000,
respectively, outstanding pursuant to notes payable to First Mississippi. The promissory notes evidencing the advances are unsecured and are due 367 days after notice of demand but no later than August 1, 1997. Interest accrues at the prime rate of the Chase Manhattan Bank, N.A. plus 0.75% and, if unpaid, is added to the notes on the anniversary dates. The notes would be immediately due upon certain events including a change of control other than a distribution from First Mississippi to its stockholders, of the FirstMiss Gold Inc. stock owned by First Mississippi. Interest expense on these notes was $1,801,000 in 1995, $1,730,000 in 1994 and $1,063,000 in 1993. In 1995, 1994 and 1993, $2,280,000,
$1,505,000 and $898,000, respectively, of interest expense payable to First Mississippi was transferred to long-term notes payable as an addition to the notes. In addition, in 1994, $3,000,000 of income taxes payable to First Mississippi was transferred to notes payable.

(8)  INCOME TAXES

     The Company adopted Statement 109 as of July 1, 1993. The cumulative effect, totaling $1,350,000, of this change in accounting for income taxes is reported separately in the consolidated statement of operations for the year ended June 30, 1994. Financial statements of prior years have not been restated to apply the provisions of Statement 109.

     Income tax expense (benefit) attributable to earnings (loss) before income tax expense consists of (in thousands):

                                                                   YEARS ENDED JUNE 30
                                                               ----------------------------
                                                               1995      1994        1993
                                                               ----     -------     -------
    Federal:
      Current................................................  $428     $ 3,783     $   867
      Deferred...............................................    --      (2,483)     (1,484)
                                                               ----     -------     -------
                                                               $428     $ 1,300     $  (617)
                                                               ====     =======     =======

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

     Income tax expense (benefit) for the years ended June 30, 1995, 1994 and 1993, respectively, differed from the amounts computed by applying the U.S. federal income tax rate of 35% for 1995 and 34% for 1994 and 1993, to pretax income as a result of the following:

                                                                   YEARS ENDED JUNE 30
                                                               ----------------------------
                                                                1995       1994      1993
                                                               -------    ------    -------
                                                                      (IN THOUSANDS)
    Computed "expected" tax expense (benefit)................  $(6,275)   $1,904    $(1,049)
    Benefit not recorded for net operating loss carryforwards
      and minimum tax credit.................................    6,684        --         --
    Percentage depletion.....................................   (1,177)    1,043)        --
    Non deductible expenses and other........................       16       (91)         5
    Tax provision adjustment for pending IRS matters.........    1,180       427         --
    Benefit not recorded for net operating loss..............       --        --        427
    Adjustment to deferred tax assets and liabilities for
      enacted change in tax rates............................       --       103         --
                                                               -------    -------   -------
    Actual tax expense (benefit).............................  $   428    $1,300    $  (617)
                                                               =======    =======   =======

     For the year ended June 30, 1993, deferred income tax expense of $1,484,000 results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences for the year ended June 30, 1993 are presented below (in thousands):

    Capitalized mineral exploration and development costs and related amortization.............................................................  $ 3,470
    Depreciation and depletion.................................................   (1,718)
    Alternative minimum tax credit carryforward................................     (867)
    Tax effect of net operating loss carryforward..............................   (1,754)
    Benefit not recorded for loss carryback....................................      427
    Deferred loan costs........................................................      (69)
    Accrued reclamation costs..................................................     (322)
    Inventory valuation adjustment.............................................     (510)
    Other, net.................................................................     (141)
                                                                                 -------
                                                                                 $(1,484)
                                                                                 =======

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at June 30, 1995 and 1994 are presented below:

                                                                      YEARS ENDED JUNE 30
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Deferred tax assets:
      Accrued pension costs........................................  $    656     $    519
      Accrued reclamation costs....................................     1,085        1,052
      Deferred stripping costs.....................................     4,017        2,256
      Inventory valuation adjustment...............................       374          356
      Federal net operating loss carryforward......................    10,318        2,643
      Alternative minimum tax credit carryforward..................     9,157        9,695
      Other, net...................................................       883          846
                                                                     --------     --------
              Total gross deferred tax assets......................    26,490       17,367
    Less valuation allowance.......................................    (6,684)          --
                                                                     --------     --------
              Total deferred tax assets............................    19,806       17,367
                                                                     --------     --------
    Deferred tax liabilities:
      Plant and equipment, principally due to difference in
         depreciation..............................................    (1,551)      (1,770)
      Interest capitalized for financial reporting purposes........      (279)        (303)
      Depletion....................................................    (1,114)      (1,114)
      Capitalized mineral exploration and development costs and
         related amortization......................................   (11,792)      (9,020)
      Other, net...................................................      (225)        (315)
                                                                     --------     --------
              Total gross deferred tax liabilities.................   (14,961)     (12,522)
                                                                     --------     --------
              Net deferred tax assets..............................  $  4,845     $  4,845
                                                                     ========     ========

     As of June 30, 1995, the Company has a claim against First Mississippi, under a tax sharing agreement, related to unused cumulative net operating loss carryforwards for federal income tax purposes of approximately $29,480,000 which have not been used by the Company to offset future federal taxable income, if any. The expiration of these loss carryforwards are as follows (in thousands):

                2006...............................................  $ 2,766
                2008...............................................    7,485
                2010...............................................   19,229

     The Company also has a claim against First Mississippi related to unused alternative minimum tax credit carryforwards of $9,157,000 available to reduce future regular income taxes, if any, in excess of alternative minimum taxes over an indefinite period. Under the tax sharing agreement, First Mississippi is required to reimburse the Company for these gross deferred tax assets at such time as the Company could have utilized the underlying assets assuming it filed its federal and state income tax returns computed on a separate return basis.

     There was no valuation allowance for deferred tax assets as of July 1, 1994. The net change in the total valuation allowance for the year ended June 30, 1995 was an increase of $6,684,000.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

(9)  LEASES

     Future minimum rental payments for office space and mining equipment under noncancelable operating leases in excess of one year as of June 30, 1995, are as follows (in thousands):

                Years ending June 30:
                  1996..............................................  $ 1,233
                  1997..............................................    1,220
                  1998..............................................    1,213
                  1999..............................................    1,210
                  2000..............................................      941
                                                                       ------
                                                                      $ 5,817
                                                                       ======

     Total rent expense was approximately $1,258,000 in 1995, $417,000 in 1994 and $442,000 in 1993.

(10)  OTHER COMMITMENTS

     The Company has an agreement with an independent contractor which owns and operates an oxygen plant which provides oxygen for the autoclave process in the mill. The agreement requires, among other things, that the Company must generally pay the independent contractor at a rate of approximately $236,000 a month in fiscal 1996 (subject to future adjustment for inflation) and that the Company pay a termination fee if the contract was to be terminated prior to January 2004, of approximately $3,200,000 in fiscal 1996, decreasing each year thereafter to approximately $400,000 in the last year of the contract.

     The Company is obligated to pay a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties accrued on sales are recorded as operating costs and amounted to $1,535,000, $1,852,000 and $1,449,000 in 1995, 1994 and 1993, respectively.

(11)  STOCKHOLDERS' RIGHTS PLAN

     On June 13, 1990, the Company declared a distribution of one common stock purchase right for each outstanding share of common stock. The rights, which do not have voting rights, expire in June 2000 and are subject to redemption or exchange by the Company at $0.01 per right at any time before the close of business on the tenth day after a public announcement that an acquiring person exists (unless such 10-day period is extended by action of the Company's Board of Directors). The rights have an initial exercise price of $40 which is subject to adjustment. In the event of an entity other than First Mississippi acquiring more than a 15% beneficial ownership of the Company, the rights entitle the holder to acquire common stock of the Company with a value of twice the established exercise price. In the event of a merger or other business combination, the rights entitle the holder to acquire stock of the acquiring entity with a value of twice the established exercise price.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY

(12)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data follow (in thousands except for per share data):

                                                                                               QUARTERLY
                                                                             ----------------------------------------------
                      1995                                                   SEPT. 30*    DEC. 31*    MAR. 31*    JUNE 30**
-------------------------------------------------                            ---------    --------    --------    ---------
Net sales........................................  As previously reported     $21,940     $17,832     $18,456     $ 17,673
                                                                              =======     =======     =======      =======
                                                   As adjusted                $21,509     $16,517     $15,786     $ 17,673
                                                                              =======     =======     =======      =======
Gross profit.....................................  As previously reported     $ 3,805     $(1,274)    $ 2,862     $ (2,194)
                                                                              =======     =======     =======      =======
                                                   As adjusted                $ 3,616     $(1,349)    $ 1,637     $ (2,194)
                                                                              =======     =======     =======      =======
Earnings (loss) before income taxes..............  As previously reported     $ 1,071     $(2,692)    $ 1,186     $(16,005)
                                                                              =======     =======     =======      =======
                                                   As adjusted                $   882     $(2,767)    $   (39)    $(16,005)
                                                                              =======     =======     =======      =======
Net earnings.....................................  As previously reported     $   696     $(1,752)    $   771     $(16,583)
                                                                              =======     =======     =======      =======
                                                   As adjusted                $   507     $(1,827)    $  (454)    $(16,583)
                                                                              =======     =======     =======      =======
Earnings per share...............................  As previously reported     $  0.04     $ (0.10)    $  0.04     $  (0.91)
                                                                              =======     =======     =======      =======
                                                   As adjusted                $  0.03     $ (0.10)    $ (0.03)    $  (0.91)
                                                                              =======     =======     =======      =======
1994
Net sales.................................................................    $20,836     $24,495     $24,658     $ 25,161
                                                                              =======     =======     =======      =======
Gross profit..............................................................    $ 1,607     $ 4,532     $ 4,020     $  2,860
                                                                              =======     =======     =======      =======
Earnings (loss) before cumulative effect of change in accounting
  principle...............................................................    $  (185)    $ 1,826     $ 2,123     $    535
                                                                              =======     =======     =======      =======
Net earnings..............................................................    $ 1,165     $ 1,826     $ 2,123     $    535
                                                                              =======     =======     =======      =======
Earnings (loss) per share before cumulative effect of accounting change...    $ (0.01)    $  0.10     $  0.12     $   0.03
                                                                              =======     =======     =======      =======
Earnings per share........................................................    $  0.06     $  0.10     $  0.12     $   0.03
                                                                              =======     =======     =======      =======

---------------

 * The Company adjusted the previously reported quarterly financial information for the first three quarters of fiscal 1995 to capitalize certain revenue and expenses as mining development costs.

** As described in note 2, the Company recorded a provision to impair certain mining assets in the fourth quarter. Additionally, the Company recorded a valuation allowance on deferred tax assets in the fourth quarter principally as a result of these impairments.

     The above quarterly earnings (loss) per share are based on the weighted average common shares outstanding during each quarter whereas the annual earnings (loss) per share are based on the weighted average common shares outstanding during the year.

                               INDEX TO EXHIBITS


  EXHIBIT
    NO.                                  DESCRIPTION
----------------------------------------------------------------------------------
   3(a)    -- Articles of Incorporation, as amended, which were filed as Exhibit
              3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, are incorporated herein by reference.
   3(b)    -- Bylaws of the Company, which were filed as Exhibit 3(b) to the
              Company's Annual Report on Form 10-K for the fiscal year ended June
              30, 1990, are incorporated herein by reference.
   4(a)    -- Article IV, Article XIII and Article XIV of the Company's Articles of
              Incorporation, which are included in Exhibit 3(a) filed with the
              Company's Annual Report on Form 10-K for the fiscal year ended June
              30, 1991, are incorporated herein by reference.
   4(b)    -- Article II and Article V, Section 6 of the Company's Bylaws, which are included in Exhibit 3(b) filed with the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1990, are incorporated herein by reference.
   4(c)    -- Company Resolutions authorizing the 1988-A Series Convertible
              Preferred Stock, effective July 13, 1988, which were filed as Exhibit
              4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988, are incorporated by reference.
   4(d)    -- Company Resolutions authorizing the 1989-A Series Convertible
              Preferred Stock, effective August 9, 1989, which were filed as
              Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended June 30, 1989, are incorporated herein by reference.
   4(e)    -- Company Resolutions authorizing the 1989-B Series Convertible
              Preferred Stock, effective November 2, 1989, which were filed as
              Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1989, are incorporated herein by reference.
   4(f)    -- Company Resolutions authorizing the 1990-A Series Convertible
              Preferred Stock, effective August 8, 1990, which were filed as
              Exhibit 4(f) to the Company's Annual Report on Form 10-K for the
              fiscal year ended June 30, 1990, are incorporated herein by reference.
   4(g)    -- Company Resolutions authorizing the Company's 1990-B and 1990-C
              Series Convertible Preferred Stock, effective November 1, 1990 and
              November 2, 1990, respectively, which were filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1990, are incorporated herein by reference.
   4(h)    -- Company Resolutions authorizing the 1991-A Series Convertible
              Preferred Stock, effective August 14, 1991, which were filed as
              Exhibit 4(h) to the Company's Annual Report on Form 10-K for the
              fiscal year ended June 30, 1991, are incorporated herein by reference.
   4(i)    -- Company Resolutions authorizing the 1991-B Series Convertible
              Preferred Stock, effective November 7, 1991, which were filed as
              Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1991, are incorporated herein by reference.


  EXHIBIT
    NO.                                  DESCRIPTION
----------------------------------------------------------------------------------
   4(j)    -- Company Resolutions authorizing the 1992-A Series Convertible
              Preferred Stock, effective November 5, 1992, which were filed as
              Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1992, are incorporated herein by reference.
   4(k)    -- Company Resolutions authorizing the 1993-A Series Convertible
              Preferred Stock, effective November 4, 1993, which were filed as
              Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the
              quarter ended September 30, 1993, are incorporated herein by reference.
   4(l)    -- Credit Agreement, dated as of December 30, 1987, which was filed as
              Exhibit 10.17 to Amendment No. 1 to the Company's Registration
              Statement on Form S-1 filed with the Securities and Exchange
              Commission on November 2, 1987 (the "Form S-1"), is incorporated by reference.
   4(m)    -- First Amendment to Credit Agreement, dated as of January 26, 1988, which was filed as Exhibit 10.23 to Amendment No. 2 to the Company's
              Form S-1, is incorporated by reference.
   4(n)    -- Second Amendment to Credit Agreement, dated as of April 14, 1988, which was filed as Exhibit 10.24 to Amendment No. 4 to the Company's
              Form S-1, is incorporated by reference.
   4(o)    -- Third Amendment to Credit Agreement, dated as of March 30, 1989, which was filed as Exhibit 4(h) to the Company's Annual Report on
              Form 10-K for the fiscal year ended June 30, 1989, is incorporated by reference.
   4(p)    -- Fourth Amendment to the Credit Agreement, dated as of July 2, 1990, which was filed as Exhibit 4(m) to the Company's Annual Report on
              Form 10-K for the fiscal year ended June 30, 1991, is incorporated herein by reference.
   4(q)    -- Amended and Restated Gold Loan Agreement, dated January 26, 1988, which was filed as Exhibit 10.15 to Amendment No. 2 to the Company's
              Form S-1, is incorporated by reference.
   4(r)    -- Rights Agreement dated June 13, 1990, which was filed as Exhibit 1 to the Company's Form 8-K dated June 13, 1990, is incorporated by reference.
   4(s)    -- Loan Agreement between the Company and First Mississippi, dated March
              29, 1990, which was filed as Exhibit 4(p) to the Company's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1991, is incorporated herein by reference.
   4(t)    -- Amendment to Loan Agreement between The Company and First
              Mississippi, dated August 27, 1991, which was filed as Exhibit 4(q)
              to the Company's Annual Report on Form 10-K for the fiscal year ended
              June 30, 1991, is incorporated herein by reference.
   4(u)    -- Second Amendment to Loan Agreement between the Company and First
              Mississippi dated August 25, 1993, which was filed as Exhibit 4(t) to the Company's Annual Report on Form 10-K for the fiscal year ended
              June 30, 1993, is incorporated herein by reference.
  10(a)    -- Gold Production Purchase Agreement, dated November 11, 1987, together with Form of Amendment No. 1 thereto, which was filed as Exhibit
              10.16 to Amendment No. 1 to the Company's Form S-1, is incorporated by reference.
  10(b)    -- Administrative Services Agreement, dated October 28, 1987, which was filed as Exhibit 10.2 to the Company's Form S-1, is incorporated by reference.


  EXHIBIT
    NO.                                  DESCRIPTION
-----------------------------------------------------------------------------------
  10(c)    -- Tax Sharing Agreement effective as of October 1, 1987, which was filed as Exhibit 10.3 to the Company's Form S-1, is incorporated by reference.
  10(d)    -- Non-Competition Agreement, dated October 28, 1987, which was filed as
              Exhibit 10.4 to the Company's Form S-1, is incorporated by reference.
  10(e)    -- Registration Rights Agreement, dated October 28, 1987, which was filed as Exhibit 10.5, to the Company's Form S-1, is incorporated by reference.
  10(f)    -- Totem Talc Joint Venture Agreement, dated May 20, 1986, which was filed as Exhibit 10.9 to the Company's Form S-1, is incorporated by reference.
  10(g)    -- Final Purchase Agreement, dated February 5, 1981, and related agreements, which were filed as Exhibit 10.10 to the Company's Form
              S-1, are incorporated by reference.
  10(h)    -- Exploration and Option Agreement, dated May 25, 1979, which was filed as Exhibit 10.11 to the Company's Form S-1, is incorporated by reference.
  10(i)    -- FirstMiss Gold Inc. Amended and Restated Long-Term Incentive Plan, as
              amended November 14, 1992, which was filed as Exhibit 10(i) Annual
              Report on Form 10-K for the fiscal year ended June 30, 1993 is incorporated herein by reference.
  10(j)    -- Assignment Agreement, dated October 28, 1987, which was filed as
              Exhibit 10.14 to the Company's Form S-1, is incorporated by reference.
  10(k)    -- Form of Indemnification Agreement between the Company and the following Directors of the Company: Cecil Alvarez, Sellers Stough,
              Robert C. Horton, Robert Laxalt, Charles M. McAuley, John Phelps
              "Pete" Ingersoll, Jr., and G. W. Thompson (Company's Indemnification
              Agreements with each such individual contains identical provisions to those contained in the form), which was filed as Exhibit 10(q) to the
              Company's Annual Report on Form 10-K for the fiscal year ended June
              30, 1988, is incorporated by reference.
  10(l)    -- Reserved.
  10(m)    -- Gold Loan Agreement, dated November 11, 1987, which was filed as
              Exhibit 10.15 to Amendment No. 1 to the Company's Form S-1, is
              incorporated by reference.
  10(n)    -- Indemnity Agreement, dated as of October 30, 1987, which was filed as
              Exhibit 10.18 to Amendment No. 1 to the Company's Form S-1, is
              incorporated by reference.
  10(o)    -- Credit Support Agreement, dated as of December 30, 1987, which was filed as Exhibit 10.19 to Amendment No. 1 to the Company's Form S-1,
              is incorporated by reference.
  10(p)    -- Construction Deed of Trust, Assignment of Rents, Security Agreement
              and Fixture Filing, dated as of December 30, 1987, which was filed as
              Exhibit 10.20 to Amendment No. 2 to the Company's Form S-1, is
              incorporated by reference.
  10(q)    -- Developer Indemnity Agreement, dated as of January 26, 1988, which was filed as Exhibit 10.21 to Amendment No. 2 to the Company's Form
              S-1, is incorporated by reference.
  10(r)    -- Amendment No. 1 to the Gold Production Purchase Agreement, dated as of January 26, 1988, which was filed as Exhibit 10.22 to Amendment
              No. 2 to the Company's Form S-1, is incorporated by reference.


  EXHIBIT
    NO.                                  DESCRIPTION
----------------------------------------------------------------------------------
  10(s)    -- Form of Termination Agreement between First Mississippi Corporation and Charles M. McAuley (Company's Termination Agreement with such individual contains identical provisions to those contained in the form), which was filed as Exhibit 10(v) to the Company's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1991, is incorporated herein by reference.
  10(t)    -- Form of Termination Agreement between the Company and Richard F.
              Nanna, Q. Allen Neal and Charles M. McAuley (Company's Termination
              Agreement with each such individual contains identical provisions to those contained in the form), which was filed as Exhibit 10(w) to the
              Company's Annual Report on Form 10-K for the fiscal year ended June
              30, 1991, is incorporated herein by reference.
  10(u)    -- Form of Addendum to Termination Agreement between the Company and
              Richard F. Nanna, Q. Allen Neal and Charles M. McAuley (Company's
              Addendum to Termination Agreement with each such individual contains identical provisions to those contained in the form), which was filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the
              fiscal year ended June 30, 1991, is incorporated herein by reference.
  10(v)    -- Refining Agreement between FMG Inc. and Metalor USA Refining
              Corporation dated June 1, 1992, which was filed as Exhibit 10(w) to the Company's Annual Report on Form 10-K for the fiscal year ended
              June 30, 1992, is incorporated herein by reference.
  10(w)    -- Amendment to Refining Agreement between FMG Inc. and Metalor USA
              Refining Corporation dated May 27, 1993, which was filed as Exhibit
              10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, is incorporated herein by reference.
  10(x)    -- Sales Agreement between FMG Inc. and Nesmont Precious Metals
              Corporation, dated as of June 1, 1991, which was filed as Exhibit
              10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, is incorporated herein by reference.
  10(y)    -- Mine Operating Contract between FMG Inc. and N.A. Degerstrom, Inc., dated July 1, 1991, which was filed as Exhibit 10(aa) to the
              Company's Annual Report on Form 10-K for the fiscal year ended June
              30, 1991, is incorporated herein by reference.
  10(z)    -- Electric Services Agreement, dated August 14, 1987, which was filed as Exhibit 10.7 to the Company's Form S-1, is incorporated herein by reference.
  10(aa)   -- Oxygen Supply Agreement, dated August 27, 1987, and Air Rights Lease
              Agreement, dated as of August 27, 1987, which were filed as Exhibit
              10(j) to the Company's Annual Report on Form 10-K for the year ended
              June 30, 1989, are incorporated herein by reference.
  10(bb)   -- Mine Contract between FMG Inc. and J.S. Redpath Corporation dated
              August 30, 1993, which was filed as Exhibit 10(bb) to the Company's
              Form 10-K for the fiscal year ended June 30, 1994, is incorporated herein by reference.
  10(cc)   -- Amendment to Administrative Services Agreement between First
              Mississippi and the Company dated August 29, 1995.
  10(dd)   -- Form of Termination Agreement between the Company and G.W. Thompson,
              Donald S. Robson, R. David Russell and Donald O. Miller (Company's
              Termination Agreement with each such individual contains identical provisions to those contained in the form).


  EXHIBIT
    NO.                                  DESCRIPTION
-----------------------------------------------------------------------------------
  10(ee)   -- Promissory Note by the Company in favor of First Mississippi dated
              February 1, 1995.
  10(ff)   -- Restricted Stock Award Agreement between the Company and G.W.
              Thompson dated August 22, 1994.
  21       -- List of subsidiaries of the Company.
  23       -- Auditors' Consent regarding incorporation of reports into
              Registration Statement Nos. 33-24401, 2-93585, 33-24414, 33-31226,
              33-32572, 33-37085, 33-39067, 33-43602, 33-45342, 33-56046, 33-57761
              and 33-74020.
  27       -- Financial Data Schedule.