Form 10-Q
period 1995-09-30
FIRSTMISS GOLD INC
filed 1995-11-08
CIK 824590

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1995
                                     or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                        Commission File Number: 0-16484

                              FIRSTMISS GOLD INC.
             (Exact name of registrant as specified in its charter)

                    NEVADA                                      64-0748908
       (State or other jurisdiction of                    (IRS Employer ID No.)
        incorporation or organization)
      5460 SOUTH QUEBEC ST., SUITE 240,                           80111
             ENGLEWOOD, COLORADO                                (Zip Code)
   (Address of principal executive offices)

        Registrant's telephone number, including Area Code: 303/771-9000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes 'X'     No

            CLASS                               OUTSTANDING AT OCTOBER 31, 1995
------------------------------                  -------------------------------
Common Stock, $.01 Par Value....................             18,182,600

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              FIRSTMISS GOLD INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                       SEPTEMBER 30      JUNE 30
                                                                           1995            1995
                                                                       -------------     --------
Current assets:
  Cash and cash equivalents..........................................     $    --        $    595
  Trade accounts receivable..........................................       2,158           1,709
  Inventories:
     Ore and in process..............................................       2,329           2,459
     Materials and supplies..........................................       7,723           7,095
                                                                          -------        --------
          Total inventories..........................................      10,052           9,554
                                                                          -------        --------
  Prepaid expenses and other current assets..........................         722             728
  Deferred hedging gains.............................................         748              --
  Deferred income taxes due from First Mississippi...................       2,581           2,581
                                                                          -------        --------
          Total current assets.......................................      16,261          15,167
                                                                          -------        --------
Property, plant and equipment, net...................................      69,179          67,689
                                                                          -------        --------
Deferred income taxes due from First Mississippi.....................       2,264           2,264
                                                                          -------        --------
          Total assets...............................................     $87,704        $ 85,120
                                                                          =======        ========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................     $ 3,743        $  6,595
  Payable to First Mississippi.......................................       2,945           1,943
  Income taxes payable to First Mississippi..........................          --             402
  Other accrued expenses.............................................         696             505
                                                                          -------        --------
          Total current liabilities..................................       7,384           9,445
                                                                          -------        --------
Notes payable to First Mississippi...................................      46,750          40,900
Other long-term liabilities..........................................       3,061           3,031
Stockholders' equity:
  Common stock.......................................................         182             182
  Contributed and paid-in capital....................................      34,285          34,285
  Accumulated deficit................................................      (3,916)         (2,681)
  Unearned compensation..............................................         (42)            (42)
                                                                          -------        --------
          Total stockholders' equity.................................      30,509          31,744
                                                                          -------        --------
          Total liabilities and stockholders' equity.................     $87,704        $ 85,120
                                                                          =======        ========

   The accompanying notes are an integral part of these financial statements.

                              FIRSTMISS GOLD INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
Net sales................................................................  $17,605     $21,509
Cost of sales............................................................   16,939      17,893
                                                                           -------     -------
          Gross profit...................................................      666       3,616
Exploration expenses.....................................................      366       1,712
Selling, general and administrative expenses.............................    1,078         658
                                                                           -------     -------
          Earnings (loss) from operations................................     (778)      1,246
Interest expense, net....................................................     (961)       (416)
Other income.............................................................       80          52
                                                                           -------     -------
          Earnings (loss) before income taxes............................   (1,659)        882
Income tax expense (benefit) payable to (due from) First Mississippi.....     (425)        375
                                                                           -------     -------
          Net earnings (loss)............................................  $(1,234)    $   507
                                                                           =======     =======
Net earnings (loss) per common share.....................................  $ (0.07)    $  0.03
                                                                           =======     =======
Average shares and equivalents outstanding...............................   18,183      18,146
                                                                           =======     =======

   The accompanying notes are an integral part of these financial statements.

                              FIRSTMISS GOLD INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
Cash flows from operating activities:
  Net earnings (loss)....................................................  $(1,234)    $   507
  Adjustments to reconcile net earnings (loss) to net cash provided
     (used) by operating activities:
     Depreciation and depletion and amortization.........................    1,939       4,958
     Loss (gain) on sale of property, plant and equipment................       (1)          1
     Net change in operating assets and liabilities, net of noncash activities:
       Trade accounts receivable.........................................     (449)        422
       Inventories.......................................................     (498)       (286)
       Deferred income taxes.............................................       --         518
       Prepaid expenses and other current assets.........................        6        (644)
       Accounts payable..................................................   (2,852)        790
       Payable to First Mississippi......................................    1,002         796
       Other accrued expenses............................................      191        (197)
       Income taxes payable to First Mississippi.........................     (402)       (143)
       Deferred hedge gains..............................................     (748)         --
       Other long-term liabilities.......................................       30          29
                                                                           -------     -------
          Cash provided (used) by operating activities...................   (3,016)      6,751
                                                                           -------     -------
Cash flows from investing activities:
  Capital expenditures...................................................   (3,429)     (4,588)
  Deferred stripping costs...............................................       --         (38)
  Proceeds from sale of property, plant and equipment....................       --           1
                                                                           -------     -------
          Cash used by investing activities..............................   (3,429)     (4,625)
                                                                           -------     -------
Cash flows from financing activities:
  Proceeds from notes payable to First Mississippi.......................    5,850          --
  Repayment of notes payable to First Mississippi........................       --      (1,469)
                                                                           -------     -------
          Cash provided (used) by financing activities...................    5,850      (1,469)
                                                                           -------     -------
          Net increase (decrease) in cash and cash equivalents...........     (595)        657
Cash and cash equivalents at beginning of period.........................      595       1,979
                                                                           -------     -------
Cash and cash equivalents at end of period...............................  $    --     $ 2,636
                                                                           =======     =======
Supplemental disclosures:
  Interest paid during the quarter, net of amounts capitalized...........  $   129     $    47
                                                                           =======     =======
  Income taxes paid to First Mississippi.................................  $   100     $    --
                                                                           =======     =======

SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:

     For the three months ended September 30, 1995 and 1994, nil and $322, respectively, of interest expense payable to First Mississippi was added to the principal balance of notes payable to First Mississippi.

   The accompanying notes are an integral part of these financial statements.

                              FIRSTMISS GOLD INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- GENERAL

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the fiscal year ended June 30, 1995.

NOTE 2 -- FORWARD SALES AGREEMENTS

     At September 30, 1995, the Company had commitments for 127,100 ounces under spot deferred sales contracts for the delivery of gold as follows:

                        PRICE RANGE
  DELIVERY DATE          PER OUNCE        OUNCES
------------------      ------------      ------
 10/01/95-12/31/95       $391 - $397      59,000
 01/01/96-03/31/96       $403 - $408      46,000
 04/01/96-05/31/96       $409 - $421      22,100

     Based on the market price of gold on September 30, 1995, the unrealized gain on these contracts approximates $1.7 million. During the quarter, the Company recognized hedging gains of $0.8 million on spot deferred contracts covering 33,000 ounces. These gains have been included as a component of net sales. A deferred asset of $0.7 million has been established on contracts for which delivery has been deferred into future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     In February 1995, the Company hired Mineral Resources Development, Inc. ("MRDI") to prepare a pre-feasibility study (the "MRDI Study") with respect to a geological resource along the Turquoise Ridge Fault. In September 1995, MRDI issued an executive summary of its pre-feasibility study. The pre-feasibility study concludes that the Turquoise Ridge area contains probable reserves of
1.254 million contained ounces of gold.

     On October 20, 1995, the Company's former parent, First Mississippi Corporation ("First Mississippi"), distributed its 81% interest in the Company to First Mississippi shareholders. In connection with this spin-off, the Company entered into several agreements with First Mississippi including a loan agreement covering the Company's $52.5 million of outstanding borrowings from First Mississippi at October 20, 1995, an agreement to undertake a public offering of the Company's common stock with gross proceeds of at least $50 million prior to April 28, 1996, and an agreement to settle certain tax sharing arrangements. The Company also entered into a $20 million credit facility with The Toronto-Dominion Bank. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

     Three months ended September 30, 1995, compared to three months ended September 30, 1994.

  Overview

     The Company incurred a loss of $1.2 million ($0.07 per share) for the three months ended September 30, 1995 compared to earnings of $0.5 million ($0.03 per share) for the three months ended September 30, 1994. Lower sales revenues, which resulted from reduced grades at the mill and lower output from the heap leach operation, were primarily responsible for the lower earnings.

     The following table highlights certain sales and production information:

                                                                        THREE MONTHS ENDED
                                                                        -------------------
                                                                        9/30/95     9/30/94
                                                                        -------     -------
    Ounces sold.......................................................  43,845      55,724 *
    Average Realized Price per Ounce..................................  $  402      $  386
    Average Market Price per Ounce....................................  $  383      $  386
    Ounces Produced:
         Mill.........................................................  42,262      50,402 *
         Heap Leach...................................................   1,583       5,322
    Cash Cost per Ounce:
         Mill.........................................................  $  348      $  275
         Heap Leach...................................................  $  137      $  241
         Combined.....................................................  $  341      $  272
    Total Cost per Ounce:
         Mill.........................................................  $  395      $  328
         Heap Leach...................................................  $  149      $  254
         Combined.....................................................  $  386      $  321

---------------

* Excludes 1,120 development ounces from the Getchell Main Underground Mine.

  Net Sales

     Net sales of $17.6 million for the three months ended September 30, 1995 (which includes $0.8 million of hedging gains), decreased from $21.5 million for the three months ended September 30, 1994 as sales volume fell to 43,845 ounces from 55,724 ounces. Mill feed grades for the three months ended September 30, 1995 dropped to 0.165 ounces per ton from 0.214 ounces per ton in the same period in the prior year, primarily due to increased milling of lower grade stockpile ores to replace Main Pit ores. Underground ore grades were lower than expected due to mining in lower grade stope areas while the higher grade stopes await backfill to continue mining. The production backfill shortfalls are due primarily to a backfill plant which does not provide the needed flexibility to mine sequentially and efficiently in higher grade stope production areas. A new 2,000 ton per day backfill plant is under construction and is expected to be operational in the first quarter of calendar year 1996. Realized gold prices which averaged $402 per ounce (which included $18 per ounce of hedging gains) were significantly higher than the $386 per ounce realized in the same period in the prior year. There were no material hedging gains or losses in the three months ended September 30, 1994.

     Heap leach gold output was significantly lower during the three months ended September 30, 1995 at 1,583 ounces compared to 5,322 ounces in the three months ended September 30, 1994. No ore has been added to the leach pads since June 1995 when the Turquoise Ridge Oxide Pit came to the end of its scheduled productive life. Leaching of existing pads will continue as long as residual gold can be economically extracted. Leach pad gold output will be substantially lower than in the past and will likely decrease over time.

     As of September 30, 1995, 127,100 ounces of gold had been sold for delivery over the next eight months using spot deferred contracts at prices ranging between $391 and $421 per ounce.

  Cost of Sales

     Total cost of sales for the three months ended September 30, 1995 were $16.9 million, down $1 million from the same period in the prior year, primarily due to lower costs at the heap leach operation following cessation of oxide mining. Depreciation expense for the mill decreased in the three months ended September 30, 1995 by $0.7 million due to an increase in millable reserves at Turquoise Ridge based on the MRDI Study. This decrease was off-set by higher operating costs. As a result, cost of sales at the mill was unchanged from the same period in the prior year. Significantly lower gold output due to lower grade ore during the three months ended September 30, 1995 yielded a cash cost of $341 per ounce, versus $272 per ounce for the same period last year, but cash cost per ton milled was essentially unchanged. Mill output averaged 3,194 tons per day for the quarter, up from 3,076 tons per day in the three months ended September 30, 1994.

  Exploration Expenses

     Exploration expenses in the three months ended September 30, 1995 of $0.4 million were down from $1.7 million in the three months ended September 30, 1994. Commencing October 1, 1994, the Company determined that Turquoise Ridge was a development project rather than an exploration site and capitalized subsequent expenditures at Turquoise Ridge, including $0.5 million of drilling costs in the quarter ended September 30, 1995. The remainder of the decrease in exploration expenses was due to the Company's decision temporarily to scale back drilling activity pending review of exploration targets.

  Selling, General and Administrative Expenses

     Selling, General & Administrative expenses during the three months ended September 30, 1995 were up $0.4 million from the same period in the prior year due to corporate office relocation costs, increased personnel, and legal and accounting costs related to the spin-off and financing activities.

  Interest Expense, Net

     Interest expense was up $0.5 million in the three months ended September 30, 1995 from the same period of the prior year due to increases in the principal balances on the First Mississippi note needed to cover shortfalls in operating cash flow and capital spending. See "Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operating activities was $3.0 million during the three months ended September 30, 1995 compared to cash flows provided by operations of $6.8 million in the same period of the prior year. This shift was primarily due to lower sales revenues, reduction of amounts owed vendors and use of cash to increase supplies and materials inventories required to support the increase in underground mining operations.

     Capital investing activities required $3.4 million of cash during the three months ended September 30, 1995. These investment activities were primarily related to the costs of the MRDI Study and associated drilling at Turquoise Ridge.

     During the three months ended September 30, 1995, $5.9 million of cash was borrowed from First Mississippi to fund operations and investment activities, bringing the total note due to First Mississippi to $46.8 million.

     In connection with the spin-off by First Mississippi of its shares of the Company on October 20, 1995, all loan amounts due First Mississippi were consolidated into a new loan agreement covering the Company's $52.5 million of borrowings from First Mississippi at that date. Amounts borrowed under the new loan agreement are payable in September 2000. Interest accrues at a LIBOR-based rate and is payable based on the LIBOR period selected by the Company (one month, three month, six month or one year). The loan agreement permits prepayments at any time at the Company's option and requires $15.0 million in principal of the loan to be repaid following the consummation of any public offering of the Company's securities after the date of the loan agreement as well as full prepayment upon a change in control of the Company.

     The Company also signed a loan agreement with The Toronto-Dominion Bank for an interim credit facility of up to $20 million to provide financing for the development of the Company's mining properties and for general working capital purposes. Borrowings under the credit facility bear interest at 3% over the LIBOR rate for each one month period during which advances are outstanding. In addition, the Company will pay Toronto Dominion a drawdown fee of 1% of the amount of each advance of funds to the Company under the credit facility . All advances of funds under the credit facility must be repaid by the Company on October 31, 1996. The Company is obligated to prepay amounts advanced under the credit facility from the net proceeds of any financing or issuance of securities of the Company. The Company has also granted Toronto Dominion an equity participation right which provides that the Company will pay Toronto Dominion, either in cash or shares of common stock, an amount not to exceed (i) $1,000,000 if all advances under the credit facility are paid in full within six months of the date of the facility and (ii) $1,500,000 if such advances are paid in full after such six month period but before the Due Date (as defined therein). At any time prior to November 30, 1995, the Company may satisfy the participation right in full by paying $500,000 (in cash or securities of equivalent value). On October 23, 1995 the Company drew $5.5 million against this credit facility.

     First Mississippi has agreed to pay the Company approximately $14 million in settlement of amounts owed under terms of a Tax Sharing Agreement in force while the Company was a subsidiary of First Mississippi. The amounts owed by First Mississippi represent the tax benefit received by the affiliated group of which First Mississippi is the common parent corporation from its use of the Company's losses, deductions, credits and allowances in pre-spin off periods. The settlement provides that these funds will first be provided to the Company as a standby line of credit available to the Company in the event the Toronto Dominion credit facility is fully drawn. At such time as the Company secures permanent capital, the settlement amount will be credited against the debt owed by the Company to First Mississippi. The Company has accounted for this settlement by reclassifying certain deferred tax assets, totaling approximately $14 million, to a receivable from First Mississippi, and reflecting approximately $9 million as deferred tax liabilities.

     Capital expenditures for the 12 months ending June 30, 1996 are estimated to be $22.7 million, primarily due to the anticipated development of Turquoise Ridge. The MRDI Study estimates that the capital required to bring the initial phase of the Turquoise Ridge underground mine into commercial production will be approximately $85 million. Operating cash flow is not anticipated to be sufficient to meet these capital requirements. In order to undertake planned development activities, the Company will need additional financing. Under terms of the Tax Ruling Agreement entered into with First Mississippi in connection with the spin-off, the Company has agreed to undertake a public offering of common stock with gross proceeds of at least $50 million prior to April 28, 1996. There can be no assurance that the Company will be able to obtain financing on satisfactory terms, if at all.

RISK FACTORS

GOLD PRICE VOLATILITY

     The Company's profitability is significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold, and production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union. Moreover, gold prices are also affected by macro-economic factors such as expectations for inflation, interest rates, currency exchange rates, and global or regional political and economic situations. The current demand for, and supply of, gold affect gold prices, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold prices should decline below the Company's cash costs of production and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production.

     The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

                                                                      PRICE PER OUNCE
                                                                ---------------------------
    CALENDAR YEAR                                               HIGH        LOW     AVERAGE
    -------------                                               -----      -----    -------
       1984...................................................   $406       $308     $ 360
       1985...................................................    341        294       317
       1986...................................................    438        326       368
       1987...................................................    500        390       446
       1988...................................................    495        395       437
       1989...................................................    416        356       381
       1990...................................................    474        346       383
       1991...................................................    403        344       362
       1992...................................................    374        330       344
       1993...................................................    406        326       360
       1994...................................................    396        370       384
       1995 (through November 7, 1995)........................    396        372       384

     The London P.M. Fix on November 7, 1995, was $384.80 per ounce.

LOSSES

     The Company reported a net loss of $1.2 million for the quarter ended September 30, 1995. The Company also reported a net loss of $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses until its low grade stockpiled ore is replaced by higher grade ore from new sources, which new sources could include sources presently being explored or developed by the Company. There can be no assurance that any such replacement higher grade ore will be obtained by the Company.

RESERVES

     The Company's ore reserves are, in large part, estimates made by the Company and confirmed by independent mining consultants. No assurance can be given that the indicated level of recovery of gold will be realized or that the assumed gold price of $400 per ounce will be obtained. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may adversely affect the Company's profitability in any particular accounting period.

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

CERTAIN TURQUOISE RIDGE PROJECT RISKS

     The Turquoise Ridge Project involves numerous risks. These include the following:

     There can be no assurances that the probable reserves set forth in the MRDI pre-feasibility study will actually be able to be mined and milled on an economical basis, if at all. The MRDI study is based upon many assumptions, any, some or all of which may not prove to be accurate. The failure of any such assumptions to prove accurate may alter the conclusions of the MRDI study and may have a material adverse effect on the Company.

     The Turquoise Ridge project is at the pre-feasibility study level of project development. The expenditure required to advance the project to the point of a production test is large, particularly since the Company has decided to proceed with shaft systems capable of being used in full-scale production to save time and money, should trial mining be confirmed as viable. Thus to a large extent expenditures which would usually be supported by a feasibility study will depend on the data in-hand and assumptions made in this pre-feasibility study with attendant higher level of uncertainty.

    RESERVES

     The resource and reserve estimates were prepared using geological and engineering judgment based on available data. In the absence of underground development, such estimates must be regarded as imprecise and some of the assumptions made may later prove to be incorrect or unreliable.

     The grade distribution at Turquoise Ridge is fairly narrow, with most stopping blocks having grades between 0.2 to 0.4 ounces per ton. This means that small changes in cutoff grade can cause large shifts in the reserves. If dilution and/or mining costs related to bad ground are higher than expected, the reserves could be substantially reduced, resulting in a shortening of mine life and a reduced or negative cash flow.

    MINING

     Dilution. The tonnage and grade of the mill feed material was estimated by applying dilution factors to certain resource data. The dilution agents are backfill, waste from the back of overcut crosscuts and drifts, and from the walls. In the case of the latter two, MRDI assumed that there would be an average of one foot of back and wall dilution. If this dilution increases, there will be corresponding negative effects on the tonnage and grade to mill. This risk is related to the irregular configuration of the ore body which, even with the tight cut-and-fill stopping method used, could make achievement of a dilution thickness of one foot impossible to achieve in practice.

     No. 1 Shaft Completion. MRDI believes a two-year assumed construction period for No. 1 Shaft, which will become the main production shaft, is an aggressive schedule. Delay in construction would necessitate removing ore through the No. 2 Shaft, which is basically designed for waste and the limited ore from early production. Additionally, the availability of the final ventilation circuit required for mining depends upon the completion of No. 1 Shaft.

     Mining Cost. As part of the project risk assessment, sensitivities were run on various mining costs. Due to uncertainties about actual ground conditions and productivities, these costs are only predictable within a broad range and the predictions may not be valid. Therefore, actual mining costs may have a material adverse effect on the viability of the Turquoise Ridge project and on the Company.

    HYDROLOGY

     Drainage of the ore body and country rocks will be critical to the achievement of the mining efficiencies and costs estimated for the study. If the deposit is not drained and water remains in this clay-rich environment, mining conditions could worsen, and support costs will increase. If, due to the presence of fine clays, the deposit drains slowly, the start of production may be delayed, and the build-up to full production may be of longer duration. Additionally, depending upon the quantity and quality of water encountered, the water treatment/disposal options presently available to the Company may be insufficient to meet estimated amounts needed to treat water pumped from Turquoise Ridge during de-watering.

    GEOTECHNICAL CONSIDERATIONS

     The Turquoise Ridge ore zones contain areas of poor ground conditions due to a high percentage of the ground being comprised of low rock mass rating rock and clay. As a result, additional ground support may be required.

PROJECT DEVELOPMENT RISKS

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

     Development projects have no operating history upon which to base estimates of future cash operating costs and capital requirements. In particular, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from drill holes and other sampling techniques and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns initially estimated.

DEPENDENCE ON A SINGLE MINE

     All of the Company's revenues are currently derived from its mining and milling operations at the Getchell Property. If the operations at the Getchell Main Underground Mine or at any of the Company's processing facilities were to be reduced, interrupted or curtailed, the Company's ability to generate revenues and profits in the future would be materially adversely affected.

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

UNCERTAINTY OF FUTURE FINANCING

     The Company has historically been largely dependent upon First Mississippi for the continued financing of its operations. The Company's operating cash flow is not anticipated to be sufficient to meet the Company's capital requirements. In order to undertake planned development activities, the Company will need additional financing. There can be no assurance that the Company's cash flow and available financings will be sufficient to cover the Company's capital requirements, including the estimated $85 million needed to bring the initial phase of the Turquoise Ridge underground mine into commercial production of 2,000 tons of ore per day.

HEDGING ACTIVITIES

     The Company currently uses spot deferred contracts in its hedging program to protect earnings and cash flows from the impact of gold price fluctuations. These transactions have been designated as hedges of the price of future production and are accounted for as such. Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold, at an established date in the future and at agreed to prices. The established price is equal to the spot price for gold plus "contango." Contango is equal to the difference between the prevailing market rate for cash borrowings less the gold lease rate, for comparable periods, and represents compensation to the seller for holding gold until a future date. Contango rates ranged from approximately 4 1/2% to 6 1/2% during fiscal 1995.

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

     At September 30, 1995, the Company had spot deferred contracts on 127,100 gold ounces which are scheduled to be delivered through May 1996 at prices ranging from $391 to $421 per gold ounce. The Company intends to continue to defer delivery into future periods when the spot market price is higher than the spot deferred contract price. Based on the market price of gold at September 30, 1995, the unrealized gain on the contracts was approximately $1.7 million. The Company's accounting treatment for spot deferred contracts is outlined in Notes 1 and 6 to the Consolidated Financial Statements to the Company's Form 10-K for the fiscal year ended June 30, 1995.

     Risk of loss with these spot deferred contracts arises from the possible inability of a counterparty to honor contracts and from changes in the Company's anticipated production of gold. However, nonperformance by any party to the financial instruments in not anticipated.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

     Registrant filed a current report on Form 8-K, dated September 24, 1995 as amended by Form 8-K/A and Form 8-K/A-2. Reported were the results of the pre-feasibility study on the Turquoise Ridge project, including establishment of gold reserves, and an announcement that First Mississippi's board of directors approved the spin-off of First Mississippi's stock in the Company to First Mississippi's shareholders on October 20, 1995.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FIRSTMISS GOLD INC.

11/7/95                                         /s/  G. W. THOMPSON
-----------------------------------   ------------------------------------------
Date                                               G. W. Thompson
                                      President and Chief Executive Officer


11/7/95                                        /s/  DONALD S. ROBSON
-----------------------------------   ------------------------------------------
Date                                              Donald S. Robson
                                      Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

                                                                    SEQUENTIALLY
  EXHIBIT                                                              NUMBERED
  NUMBER                        EXHIBIT                                  PAGE
---------  -------------------------------------------------------  ------------
     27    -- Financial Data Schedule