Form 10-K
period 1995-12-31
FIRSTMISS GOLD INC
filed 1996-03-22
CIK 824590

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
For the fiscal year ended ________________________
                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM JULY 1, 1995 TO DECEMBER 31, 1995      COMMISSION
FILE NUMBER 0-16484

                              FIRSTMISS GOLD INC.
             (Exact name of registrant as specified in its charter)

              NEVADA                            64-0748908
  (State or other jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)                   No.)
     5460 SOUTH QUEBEC STREET
             SUITE 240
        ENGLEWOOD, COLORADO                       80111
  (Address of principal executive               (Zip Code)
             offices)

       Registrant's telephone number, including area code: (303) 771-9000

          Securities registered pursuant to Section 12(g) of the Act:

                                         NAME OF EXCHANGES ON WHICH
        TITLE OF EACH CLASS                      REGISTERED
-----------------------------------  -----------------------------------
Common Stock, par value $0.01        The Nasdaq National Market
                                     The Toronto Stock Exchange

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of the voting stock held by non-affiliates of the Registrant on February 29, 1996: $673,451,523. Common Stock outstanding on February 29, 1996: 25,704,600
                            ------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES
INTRODUCTION

    FirstMiss Gold Inc., a Nevada corporation (the "Company"), is engaged in the exploration, development, mining and processing of gold ore from the 33,000-acre "Getchell Property" located in north central Nevada (see map on page 10).

    The Getchell Property is located in the Potosi Mining District on the eastern side of the Osgood Mountain Range, 35 miles northeast of Winnemucca, Nevada. Access to the property is via Nevada State Highway 18 and an all-weather gravel road maintained jointly by the Company and various competitors who use the same access. The Company's operations on the Getchell Property include a pressure oxidation ("autoclave") mill facility, a heap leach facility and an underground mine, known as the "Getchell Underground mine." Prior to July 1, 1995, operations also included open pit mining of oxide and sulfide ores.

    Gold mineralization on the Getchell Property is found in a series of discrete zones along the Getchell fault zone (the "Getchell Fault") and the Turquoise Ridge fault zone (the "Turquoise Ridge Fault"), and in other areas on the property. As of December 31, 1995, the Company had proven and probable reserves of approximately 11.5 million tons of ore at an average grade of 0.262 ounces/ton gold, with approximately 3.0 million contained ounces of gold. During the six-month period ended December 31, 1995 (the "Interim Period"), approximately 85,627 ounces of gold were produced and sold.

    In January 1995, the Company announced a new geologic resource along the Turquoise Ridge Fault on the Company's Getchell Property. The Company hired Mineral Resources Development, Inc. ("MRDI") to prepare a pre-feasibility study (the "MRDI Study") on one of the mineralized zones found along the Turquoise Ridge Fault. A pre-feasibility study is an economic-based analysis of an ore body that serves as the basis for a mine plan for the extraction of gold from that ore body on an economically viable basis. In September 1995, MRDI issued an executive summary (the "MRDI Study Summary") of its pre-feasibility study. The MRDI Study concluded that the portion of the Turquoise Ridge Fault covered by the study contains probable reserves of 1.254 million contained ounces of gold. Subsequent analysis of drill data increased the probable reserves at the Turquoise Ridge ore body to 1.44 million contained ounces (included in the 3.0 million ounces total reserve stated above). The MRDI Study concluded that the reserves are located between 1,400 feet and 2,000 feet below the surface and that underground mining methods will be required.

    A shaft sinking contractor was selected in December 1995 and shaft sinking on a ventilation shaft commenced in January 1996. Construction of several surface facilities associated with the Turquoise Ridge mine was also started in the first quarter of 1996.

    The Company was incorporated in Nevada in August 1987 by First Mississippi Corporation, a Mississippi corporation ("First Mississippi"), for the purpose of financing, developing and operating the Getchell gold mining project and for conducting minerals exploration. In May 1988, the Company sold 3,250,000 shares of its common stock in an initial public offering. Following the offering, First Mississippi held approximately 81% of the Company's stock.

    In February 1990, First Mississippi announced plans to distribute its stock in the Company to First Mississippi's shareholders. According to First
Mississippi, this spin-off was subject to a favorable tax ruling from the Internal Revenue Service and a favorable operational and financial outlook for the Company. Although the required I.R.S. ruling was received in December 1990, gold prices had fallen in the interim, and the spin-off was put on hold. First Mississippi informed the Company that it received a subsequent ruling from the Internal Revenue Service in April 1995 and that a spin-off would be treated as a tax-free distribution for federal income tax purposes, subject to certain conditions. On October 20, 1995, First Mississippi distributed its 14,750,000 shares of the Company's stock to First Mississippi shareholders in a tax-free spin-off. Each First Mississippi Corporation shareholder received 0.70846 shares of the Company's common stock for each share of First Mississippi Corporation stock owned as of the October 10, 1995 record date.

    In late 1995, the Company sold a total of 7,475,000 common shares to to the public at $19.50 per share. Net proceeds to the Company were approximately $137.5 million. Of these monies, the Company repaid $15.0 million of notes due to First Mississippi, pursuant to stipulations in the Internal Revenue Service ruling in connection with the spin-off.

    The Company's fiscal year-end has been changed from June 30 to December 31. As a result, the following discussion presents results for a six month "Interim Period" from July 1, 1995 to December 31, 1995.

    The Company's principal executive offices are located at 5460 South Quebec Street, Suite 240, Englewood, Colorado 80111. The Company's telephone number is
(303) 771-9000.  At  December  31,  1995,  the  Company  had  approximately  352 employees.

THE GETCHELL PROPERTY

    HISTORY. Gold mining commenced at the Getchell Property in the late 1930's and has continued intermittently since that time under several different owners. First Mississippi purchased the property (inactive at the time) from Conoco, Inc. in 1983. First Mississippi began a program to develop the property in July 1983. Operations at the oxide heap leach facility and the autoclave mill facility were commenced in June 1985 and February 1989, respectively, and as of December 31, 1995, the Company had produced over 1.4 million ounces of gold from the Getchell Property.

    PROPERTY INTEREST. The Getchell Property consists of approximately 18,900 acres of unpatented lode and mill site mining claims and 14,100 acres of fee land owned by the Company. Greater than 90% of the Company's current proven and probable reserves are on fee land. Approximately 65% of the Getchell Property, including all current proven and probable reserves, is subject to a 2% net smelter royalty owned by a third party.

    GEOLOGY. Gold mineralization on the Getchell Property occurs in a series of discrete zones associated with the north-trending Getchell Fault and with the northeast-trending Turquoise Ridge Fault. Both systems cut through a thick sequence of interbedded early Paleozoic sedimentary, plutonic and volcanic units. The northwest-dipping Turquoise Ridge Fault and the eastward-dipping Getchell Fault intersect in an open pit known as the "Main Pit," an area where surface mining has ceased.

    Refractory sulfide gold deposits are found at depth along the Getchell Fault and in sedimentary units near the Getchell Fault. Drilling has identified similar gold deposits in folded Paleozoic sedimentary units in contact with the Turquoise Ridge Fault 2,000 feet northeast of the Getchell Fault. Oxidized gold deposits are also associated with the Getchell and Turquoise Ridge fault zones, typically occurring as discrete zones at depths shallower than the sulfide mineralization.

    Oxide and sulfide gold mineralization are also found in Section 13 approximately 3 miles north east of the mill site and at Powder Hill 2,500 feet south of the Turquoise Ridge ore body. The relationship of these areas of mineralization to other mineralized zones on the Getchell Property, if any, is unknown at this time.

    A mineral deposit is a naturally occurring concentration of minerals that may or may not be economically mineable. A mineable reserve is that part of a mineral deposit that has been drilled sufficiently to define the tonnage and grade and that may be extracted at a profit. Mineral deposits do not qualify as commercially mineable ore bodies ("proven and probable" mineable reserves) under Securities and Exchange Commission rules until a final and comprehensive economic, technical and legal feasibility study based, upon adequate test results, is concluded.

    MINING. While the Company's past ore production has come principally from open pit mines, the Company's current ore production comes primarily from underground mining. Surface mining was terminated in the Main Pit in July 1995 after a geotechnical monitoring program indicated that continued pit mining would likely destabilize the pit wall. As a result, approximately 239,000 tons of ore averaging 0.153 ounces per ton, or approximately 36,600 contained ounces of gold, were abandoned in the pit bottom. The Company wrote off the unamortized cost of various assets that were expected to be recovered from the remaining ore reserves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

    The Getchell Underground mine began commercial production on May 1, 1995, and the Company anticipates that the majority of mining activities will be underground for the foreseeable future. Stockpiles of lower grade ores, created during the active life of the Main Pit, together with current production from the Getchell Underground mine will furnish mill feed until additional refractory ore sources, such as the Turquoise Ridge ore body, can be put into production. There is sufficient stockpile material to feed the mill at normal milling rates for approximately 1 3/4 years assuming current milling rates and expected production rates from the Getchell Underground mine. Stockpile ore grades are lower than what was typically produced from the Main Pit in recent years.

    HEAP LEACH Prior to July 1995, the Company mined oxide ores from open pit mines at the Getchell Property and processed them by heap leaching. No oxide ores were mined during the Interim Period due to exhaustion of known oxide reserves in June 1995. However, the heap leach operation continues to leach ores stacked in earlier periods to recover residual gold. Recent exploration efforts have identified various small oxide pods on the Getchell Property and limited oxide mining resumed in early 1996.

    GETCHELL UNDERGROUND MINE (Referred to as the Getchell Main Underground mine in prior periods). Operations at the Getchell Underground mine were the main focus of the Company's attention during the Interim Period. In January 1995, the Company assumed full mining duties from an independent underground mining contractor and implemented a program to enhance the mine's operations. Staff enhancements were made with particular attention to mine planning, engineering and an underground operations staff. To facilitate achievement of near and long-term production goals, the Company has leased additional equipment and has made additions to the mine work force.

    During the six months ended December 31, 1995, production from the Getchell Underground Mine averaged approximately 1,000 tons of ore per day with an average gold grade of 0.295 ounces per ton. The Company's mining rate goal is to achieve output of 1,500 tons of ore per day by the end of 1996. However, there can be no assurances that such goals will be reached. In the Interim Period, the Getchell Underground mine produced 172,381 tons of ore at an average grade of
0.295 ounces per ton, or 50,908 contained ounces of gold.

    The Company has employed the "Drift and Fill" mining method in the Getchell Underground mine, which the Company has determined is appropriate for the ground conditions currently being encountered. This mining method involves mining a section of ore, which is then backfilled with cemented aggregate prior to the mining of the next contiguous section of the ore body. Higher productivity mining methods are currently under review for future applications.

EXPLORATION AND DEVELOPMENT

    The Company's exploration activities are concentrated exclusively on the Getchell Property and include drilling, geological mapping, and geophysical and geochemical surveys. Prior to fiscal 1994, exploration was oriented toward development of known ore zones and evaluation of the numerous exploration targets on the property. In fiscal 1994 and 1995, exploration concentrated along the Turquoise Ridge Fault, where the high grade Turquoise Ridge ore body was subsequently discovered.

    Limited exploration of the rest of the Getchell Property has indicated deep sulfide mineralization at Hansen Creek, located along the Getchell Fault to the south of the Main Pit, and mixed oxide/sulfide mineralization at Section 13, located in the northeast corner of the Getchell Property. Limited drilling has also encountered gold mineralization at the Powder Hill area. Several other exploration targets have been identified at the Getchell Property and await exploration drilling.

    At the Getchell Underground mine, the ore body remains open at depth and along strike. Development drilling during 1996 will concentrate on deeper parts of the Getchell Underground ore body and areas along strike from the current reserves.

    TURQUOISE RIDGE. Based on the MRDI Study Summary issued in September 1995, the Company announced a new probable reserve consisting of 3.712 million tons of ore with an average grade of 0.338 ounces per ton or 1.254 million contained ounces of gold. Subsequent analysis of the earlier drill results have increased probable reserves to 1.44 million contained ounces.

    The MRDI Study focused on one area of drill intersections from a portion of the Turquoise Ridge Fault on the Getchell property. The MRDI Study was based upon the piercements of 51 drill holes, which were targeted to be positioned at a nominal spacing of 100 feet. Eight of the drill hole piercements provided close-spaced, 50-feet offsets. There were overall a total of 81 drill holes within the vicinity of the Turquoise Ridge. However, a number of mineralized intercepts exist in the periphery of the study area which were not incorporated into the MRDI Study. In order to ensure the integrity of the database used to support resource estimation and mine planning, more than 10,000 drill samples were sent to an outside assay lab and were then passed through an MRDI control-quality assurance protocol, designed to monitor the precision of gold assays on a batch-by-batch basis.

    It is currently expected that two shafts will access the Turquoise Ridge ore bodies. One shaft will serve as a production/service shaft and the other, which is now under construction, will serve as a ventilation shaft and an emergency exit. Development drilling and a trial stoping program will be conducted from the ventilation shaft until the production shaft is complete.

    The MRDI Study estimates that the capital required to bring the Turquoise Ridge underground mine into commercial production at 2,000 tons of ore per day will be approximately $85 million, to be spent from approximately October 1995 through the first calendar quarter of 1998. Under the timetable presently contemplated by the Company, initial production of development ore would commence no earlier than the end of 1997, with full production anticipated by the end of 1998.

RESERVES

    Sulfide reserves assume a 0.200 ounce per ton cutoff for underground reserves (0.250 ounce per ton cutoff for the reserves announced with respect to Turquoise Ridge during the Interim Period). Oxide reserves are based on a 0.010 cyanide soluble cutoff grade.

    Proven and probable mineable ore reserves are estimates of quantities and grades of ore which can be economically recovered based on assumptions of a $400 per ounce future gold price and projected future mining and milling costs. These reserves have been prepared by the Company and confirmed by Mine Development Associates or MRDI, independent mining consulting firms.

    The following table sets forth the proven and probable mineable gold ore reserves located on the Getchell Property as of December 31, 1995.

                     PROVEN AND PROBABLE MINEABLE RESERVES

                                                                                          CONTAINED
                                                                  ORE TONS      GRADE    GOLD OUNCES
                                                                ------------  ---------  ------------
                                                                         (WEIGHTED AVERAGE)
Sulfide
  Getchell Underground........................................     3,883,000      0.344    1,335,580
  Turquoise Ridge.............................................     4,217,700      0.342    1,442,660
  Other.......................................................       298,900      0.231       69,000
  Stock Piles.................................................     1,231,800      0.096      118,490
                                                                ------------  ---------  ------------
Total Sulfide.................................................     9,631,400      0.308    2,965,730
Oxide
  Section 13..................................................     1,024,800      0.032       32,440
  Valmy Hill..................................................       834,000      0.020       16,700
                                                                ------------  ---------  ------------
Total Oxide...................................................     1,858,800      0.026       49,140
                                                                ------------  ---------  ------------
Total Reserves................................................    11,490,200      0.262    3,014,870
                                                                ------------  ---------  ------------
                                                                ------------  ---------  ------------

OPERATIONS

    MILLING PROCESS. Economic gold recoveries from the sulfide ores on the Getchell Property are attained by oxidizing the ore prior to treatment by conventional carbon in leach ("CIL") processes. The Company's mill was designed and constructed to use high temperature pressure oxidation autoclaves to oxidize sulfides in the ore. Prior to pressure oxidation, ore is ground in a conventional grinding circuit, thickened to form an ore slurry, treated with sulfuric acid to remove carbonate minerals and preheated. The preheated ore slurry then enters the autoclaves where the temperature and pressure are increased and high purity oxygen is added to oxidize the sulfide minerals. As the ore slurry leaves the autoclaves, limestone and lime are added to adjust the pH and sodium cyanide is added to the slurry in small amounts to dissolve the gold. The ore slurry is then transferred to a conventional CIL circuit where the dissolved gold is adsorbed onto carbon granules. Loaded carbon is periodically removed from the cyanide circuit and processed to strip the gold. The stripping process culminates in a gold precipitate which is collected in filter presses and smelted into dore bars for shipment. The Company was one of the first U.S. gold companies to use autoclaves for processing ore. The Company believes that autoclaves are presently the most effective available method for milling the Getchell Property sulfide ores.

    The mill was designed to process an average daily nominal throughput of 3,000 tons at an average recovery rate of 89%. Improvements in operating efficiencies have allowed the mill to exceed design capacity in recent years. In the Interim Period, the average daily mill throughput was 3,215 tons and gold recovery averaged 89.2%. Autoclave availability averaged 91.6% in the Interim Period versus 90.2% in fiscal 1995.

    HEAP LEACHING PROCESS. Heap leaching is a process used to recover gold from naturally oxidized, permeable ore. The process involves the percolation of a cyanide solution through crushed ore heaped on an impervious pad to dissolve gold out of the ore. Since recovery rates from heap leaching are lower than from conventional CIL milling, this process is not usually applied to high-grade ore. Past heap leach recovery has averaged approximately 70% of the cyanide soluble gold.

    Prior to July 1995, the Company mined oxide ores from open pit mines at the Getchell Property and processed them by heap leaching. No oxide ores were mined during the Interim Period due to exhaustion of known oxide reserves in June 1995. However, the heap leach operation continues to leach ores stacked in earlier periods to recover residual gold. Recent exploration efforts have identified various small oxide pods on the Getchell Property and limited oxide mining resumed in early 1996.

    PRODUCTION.   The following table sets  forth selected information about the
Company's production of gold in the Interim Period.

                                                                      SULFIDE ORE
                                                              ----------------------------
                                                                             GETCHELL          TOTAL
                                                              STOCKPILE  UNDERGROUND MINE   SULFIDE ORE
                                                              ---------  -----------------  -----------
Tons Processed..............................................    419,117        172,381         591,498
Grade.......................................................      0.104          0.295           0.160

    ANCILLARY FACILITIES AND RAW MATERIALS. Oxygen, which is used in the autoclaves, is supplied under a long-term agreement by an independent contractor who owns and operates a plant at the mill site. The agreement has a remaining term of approximately 8 years. Payments were $3.5 million in fiscal 1995 and $1.5 million in the Interim Period. Supplemental liquid oxygen has been purchased and delivered via truck in the past when mill needs exceed the oxygen plant output. There were no material amounts of supplemental liquid oxygen purchased during the Interim Period.

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

SALES AND MARKETING

    During the Interim Period, the Company's dore was refined and sold under contract to Metalor USA Refining Corporation ("Metalor") of North Attleborough, Massachusetts, a wholly owned subsidiary of Swiss Bank Corporation. The Company believes that there are a number of potential purchasers in addition to Metalor. Total ounces of gold sold were 85,627, 199,237 (which includes 14,939 development phase ounces from the Getchell Underground mine), 243,826, and 210,644 for the Interim Period, fiscal 1995, 1994 and 1993, respectively. Of these sales, none were exported in the Interim Period and fiscal 1995, and 7% and 28% were exported (to France) in fiscal 1994 and 1993, respectively.

HEDGING ACTIVITIES

    The Company currently uses spot deferred contracts in its hedging program to protect earnings and cash flows. These transactions have been designated as hedges of the price of future production and are accounted for as such. Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold on an established date in the future and at an agreed upon price. The established forward price is equal to the current spot gold price on the day the agreement is signed plus "contango." Contango is equal to the difference between the prevailing market rate for cash deposits less the gold lease rate, for comparable periods. Contango rates ranged from 5.4% to a negative 0.25% during the Interim Period.

    At the scheduled future delivery date, the seller may, at the option of the counterparty, deliver gold and thereby fulfill the contract or defer delivery to a future date. This option allows the seller to maximize the price realized. If the spot price on the delivery date is greater than the contract price, delivery on the contract is deferred to a new forward date and the gold is sold at the higher spot price. If the spot price is lower than the contract price, the delivery is made against the contract and the higher contract price is realized.

    Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango for the next period out to the newly established forward delivery date. Generally, the counterparty will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment. During the Interim Period, fiscal 1995 and fiscal 1994, the Company deferred delivery on contracts representing 16,000, 70,100 and 244,000 ounces, respectively.

    At December 31, 1995, the Company had spot deferred contracts on 104,100 gold ounces which are scheduled to be delivered throughout 1996 at prices ranging from $388 to $421 per gold ounce. The Company intends to continue to defer delivery into future periods when the spot market price is higher than the spot-deferred contract price. Based on the market price of gold at December 31, 1995, the unrealized gain on the contracts is $1.6 million.

    Risk of loss with these forward sales and purchases agreements arises from the possible inability of a counterparty to honor contracts and from the Company's potential inability to deliver gold. Nonperformance by any party to the financial instruments is not anticipated.

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

    All of the Company's exploration, development and production activities are subject to regulation under one or more of the various environmental laws. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and reclamation of lands which are disturbed. Many of the regulations also require permits to be obtained for the Company's activities; these permits normally are subject to public review processes resulting in public approval of the activity. It is possible that future changes in these laws or regulations could have a significant impact on some portion of the Company's business, causing those activities to be economically re-evaluated at that time.

    During the past three years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a one-year moratorium on processing of new patent applications was approved. In addition, a variety of legislation is now pending before the United States Congress to amend further the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of future congressional action is difficult to predict. The proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Other than various exploration areas, all of the Company's existing mining operations occur on private or patented property.

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

    The Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations under the Resource Conservation and Recovery Act ("RCRA"). Of particular concern to the mining industry is a proposal by the EPA titled "Recommendation for a Regulatory Program for Mining Waste and Materials Under Subtitle D of the Resource Conservation and Recovery Act" ("Strawman II") which, if implemented, would create a system of comprehensive federal regulation of the entire mine site. Many of these requirements would be duplicative of existing state regulations. Strawman II, as currently proposed, would regulate not only mine and mill wastes but also numerous production facilities and processes which could limit internal flexibility in operating a mine. To implement Strawman II as proposed, the EPA must seek additional statutory authority, which is expected to be requested in connection with Congress' reauthorization of RCRA.

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

    ENVIRONMENTAL COMPLIANCE AND CAPITAL COSTS. The Company incurred compliance costs of $568,000, $530,000, $292,000 and $216,000 in the Interim Period and
fiscal 1995, 1994 and 1993, respectively, in connection with permitting, monitoring for compliance with pollution control requirements, reclamation and waste management.

    Capital expenditures for environmental protection were $231,000 in the Interim Period. Such capital expenditures are expected to be approximately $4 million in 1996, reflecting a periodic enlargement of the tailings dam. These projected expenditures are based on laws and regulations currently in effect and should not have a material adverse effect on the Company's earnings or competitive position.

    RECLAMATION. The Company accrues for environmental liabilities associated with reclamation and closure costs over the productive lives of its mines. Activities which result in reclamation costs are the permanent closure of the mining and mineral processing operations and reclamation of the disturbed land to a productive use. Permanent closure and reclamation activities take place concurrently with and after the productive life of the operations. Activities which result in closure costs after permanent closure and reclamation relate to monitoring. The Company conducts concurrent reclamation activities. The Company anticipates making additional accruals during the remaining productive life of the operations. Current insurance coverage does not cover reclamation and closure costs.

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

    In accordance with the State of Nevada Division of Environmental Protection ("NDEP"), the Company has submitted a plan to the NDEP for the eventual closure and reclamation of the Getchell Property and is awaiting approval and permitting. As of December 31, 1995, the total estimated cost for reclamation and eventual closure was $4.8 million, of which the Company had accrued $3.0 million. The Company has begun reclamation of surface mining disturbances and anticipates an ongoing program of reclamation over the next several years. Activities have included regrading, revegetation and soil stabilization.

    SAFETY COMPLIANCE COSTS. The Company incurred compliance costs of $183,000 in the Interim Period related to safety and industrial hygiene.

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

WORKING CAPITAL REQUIREMENTS AND SEASONALITY OF BUSINESS

    The Company  does not  expect seasonally-induced  changes in  the amount  of working capital now that production has shifted from open pit mining to underground operations. In prior periods, to mitigate potential winter weather-induced ore shortages at the mill, ore inventories were increased in the fall, requiring more working capital during those periods.

                                     [MAP]

ITEM 3. LEGAL PROCEEDINGS

    There are no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the Nasdaq National Market under "FRMG" and on the Toronto Stock Exchange under the symbol "FSM". The high and low recorded prices of the Company's common stock during each quarter of fiscal 1994, 1995 and the six months ended December 31, 1995 are presented in the table below. No dividends have been declared since the Company's initial public offering in May 1988, and dividends are not anticipated for the near future. The Company intends to retain earnings to support current operations and to fund exploration and development projects. There were approximately 6,000 stockholders of record as of March 1, 1996.

                             FISCAL 1994                                 HIGH        LOW
                                                                       ---------  ---------
First Quarter........................................................  $    8.00  $    5.13
Second Quarter.......................................................  $    8.00  $    5.13
Third Quarter........................................................  $    8.63  $    5.94
Fourth Quarter.......................................................  $    7.88  $    6.25


                             FISCAL 1995
First Quarter........................................................  $    8.75  $    6.25
Second Quarter.......................................................  $   10.50  $    8.00
Third Quarter........................................................  $   10.13  $    7.75
Fourth Quarter.......................................................  $   21.00  $    9.75

                          SIX MONTHS ENDED
                          DECEMBER 31, 1995
Quarter ended 9/30/95................................................  $   25.00  $   19.50
Quarter ended 12/31/95...............................................  $   23.75  $   17.63

ITEM 6. SELECTED FINANCIAL DATA

                                                      SIX MONTHS
                                                        ENDED                   FISCAL YEARS ENDED JUNE 30
                                                     DECEMBER 31,  -----------------------------------------------------
                                                         1995        1995       1994       1993       1992       1991
                                                     ------------  ---------  ---------  ---------  ---------  ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA (FOR THE PERIOD):
Net Sales..........................................   $   34,425   $  71,485  $  95,150  $  78,773  $  83,048  $  73,464
Cost of sales......................................       35,956      69,775     82,131     75,254     71,664     67,504
                                                     ------------  ---------  ---------  ---------  ---------  ---------
        Gross margin...............................       (1,531)      1,170     13,019      3,519     11,384      5,960
Exploration expenses...............................          628       3,776      4,049      2,803      1,142      1,347
Abandonment and impairment of mineral properties...            0      11,531          0        256          0          0
Selling, general & administrative expenses.........        2,054       2,659      1,745      2,021      2,368      2,073
                                                     ------------  ---------  ---------  ---------  ---------  ---------
        Earnings (loss) from operations............       (4,213)    (16,256)     7,225     (1,561)     7,874      2,540
Interest and other income..........................          936         132        150        180        356        392
Interest expense, net..............................       (2,634)     (1,805)    (1,776)    (1,705)    (2,302)    (2,906)
                                                     ------------  ---------  ---------  ---------  ---------  ---------
Earnings (loss) before income taxes................       (5,911)    (17,929)     5,599     (3,086)     5,928         26
Income tax expense (benefit).......................         (884)        428      1,300       (617)     1,671        (63)
                                                     ------------  ---------  ---------  ---------  ---------  ---------
Earnings (loss) before cumulative effect of change
  in accounting principle..........................       (5,027)    (18,357)     4,299     (2,469)     4,257         89
Cumulative effect of change in accounting
  principle........................................            0           0      1,350          0          0          0
                                                     ------------  ---------  ---------  ---------  ---------  ---------
        Net earnings (loss)........................   $   (5,027)  $ (18,357) $   5,649  $  (2,469) $   4,257  $      89
                                                     ------------  ---------  ---------  ---------  ---------  ---------
                                                     ------------  ---------  ---------  ---------  ---------  ---------
Earnings (loss) per common share before cumulative
  effect of accounting change......................        (0.25)      (1.01)      0.24      (0.14)      0.24       0.00*
Cumulative effect of accounting change.............         0.00        0.00       0.07       0.00       0.00       0.00
                                                     ------------  ---------  ---------  ---------  ---------  ---------
        Total earnings (loss) per common share.....   $    (0.25)  $   (1.01) $    0.31  $   (0.14) $    0.24  $    0.00*
                                                     ------------  ---------  ---------  ---------  ---------  ---------
                                                     ------------  ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA (AT END OF THE PERIOD):
Working capital (deficit)..........................   $  124,150   $   5,722  $  12,981  $  (6,931) $    (843) $  (4,629)
Net property, plant and equipment..................       79,844      67,689     66,798     75,360     72,380     84,029
Total assets.......................................      210,493      85,120     88,747     92,238     93,348    104,344
Gold loan..........................................            0           0          0      9,800     23,163     40,980
Notes payable to First Mississippi.................       23,771      40,900     29,339     23,635     14,237     13,140
Stockholders' equity...............................      164,264      31,744     49,719     44,068     46,102     41,844
OPERATING DATA (FOR THE PERIOD):
Ounces of Gold Produced:
Mill...............................................       82,691     166,937**   215,363   186,799    196,877    164,213
Heap Leach.........................................        2,936      17,361     28,463     23,666     21,871     21,580
                                                     ------------  ---------  ---------  ---------  ---------  ---------
        Total......................................       85,627     184,298**   243,826   210,465    218,748    185,793
Ounces of gold sold................................       85,627     184,298**   243,826   210,644    218,821    185,540
Average Realized price per Ounce...................   $      402   $     388  $     390  $     374  $     380  $     396
Average Market price per Ounce.....................   $      385   $     385  $     379  $     346  $     352  $     373
Cash Costs per Ounce:
Mill...............................................   $      379   $     327  $     290  $     290  $     262  $     299
Heap Leach.........................................   $      144   $     318  $     183  $     202  $     166  $     227

------------
 * Less than $0.01 per share.
** Excludes 14,939 development ounces from the Getchell Underground mine.

    The above selected historical financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto on pages F-1 through F-18 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto on pages F-1 through F-18.

OVERVIEW

    The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation" below includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

CHANGE IN FISCAL YEAR-END

    The Company's fiscal year-end has been changed from June 30 to December 31. As a result, the accompanying financial statements and following discussion present results for a six month "Interim Period" from July 1, 1995 to December 31, 1995.

SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED TO
  SIX MONTHS ENDED DECEMBER 31, 1994

    RESULTS OF OPERATIONS. Results for the six-month period ended December 31, 1995 (Interim Period), were a net loss of $5.0 million ($0.25 per share) compared to a loss of $1.3 million ($0.07 cents per share) in the six-month period ended December 31, 1994. Lower sales volumes, due to lower mill feed grades, were largely responsible for the larger loss in the current period. Increased use of lower grade stockpile ores caused the lower grades. Charges related to the spin-off and associated short-term financing costs also contributed to the current period's lower earnings.

    SALES.   Sales for  the Interim Period  dropped to $34.4  million from $38.0 million in the six months ended December 31, 1994. Lower output from both the mill and heap leach contributed to the decline.

    Mill production was lower due to lower feed grades. Even with approximately 1,000 tons per day of high grade underground ore entering the mill during the Interim Period, the low grade stockpile ores used to meet mill capacity requirements reduced the average grade below what it was during the same period a year ago when Main Pit ores were still being milled. Heap leach gold production for the six months consisted of residual recoveries from ores stacked on pads in earlier periods, and as such was substantially lower than in the same six-month period of the prior fiscal year. There were no new oxide ores mined in the Interim Period.

    Realized gold prices increased to $402 per ounce in the Interim Period from $385 per ounce in the same period last year, but the price increase was insufficient to offset the drop in gold output. Hedging contributed $17 per ounce to the realized price in the Interim Period. There were no hedge revenues nor losses in the six months ended December 31, 1994.

    During the six month Interim Period, hedges for 63,000 ounces were closed at an average price of $393 per ounce, contributing $403,000 to revenues. In addition $1.1 million of deferred hedging revenues were recognized due to rolling of scheduled deliveries into future periods under spot deferred agreements.

    COST OF SALES. Cost of sales during the Interim Period were essentially unchanged from the same period a year ago, but slightly higher sulfide operating costs were offset by lower heap leach costs due to cessation of mining at the heap leach operation.

    Total cost per ounce for the Interim Period rose to $420 from $362 in the six months ended December 31, 1994 reflecting lower unit output from the mill and the heap leach. Cash cost per ounce showed a similar pattern for the same reasons, rising to $371 per ounce from $293 in the same period a year ago.

    It is anticipated that unit costs per ounce will decrease in 1996 as the Getchell Underground mine accesses higher grade ore zones, and as daily output rises during the year. Further cost reductions are expected in 1996 when the second portal is completed into the Getchell Underground mine and from scheduled improvements in underground support facilities.

    EXPLORATION. Exploration expenses for the Interim Period were down sharply from the same period a year ago. The major factor in the drop was a temporary hiatus in drilling during the Interim Period while various geophysical surveys were performed to identify and prioritize drill targets for 1996. The target identification phase was completed near the end of the Interim Period and drilling has resumed. (see "Outlook" below).

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were higher in the Interim Period reflecting a higher range of overall activity related to the spin-off of the Company from First Mississippi (see discussion below) and the Turquoise Ridge Feasibility study. Professional services, travel and various insurance costs contributed to the increase.

    INTEREST AND OTHER INCOME. The increase in Interest and Other Income reflects higher interest income on higher cash balances following the equity offering in November (see "Liquidity and Capital Resources" below), and higher royalty income.

    INTEREST EXPENSE. Interim Period interest expense was up from the same period of the prior year due to higher balances on the First Mississippi notes during the first half of the Interim Period and due to loan fees on bridge financing required to carry the Company from the spin-off in October 1995 until the equity issue in November 1995.

HISTORICAL RESULTS OF OPERATIONS

    SALES. Sales in fiscal 1995 fell to $71.5 million from $95.2 million in fiscal 1994 due to lower volume and lower ore grades in both the oxide and sulfide operations. Oxide ore grades dropped as the Turquoise Ridge Oxide Pit came to the end of its scheduled productive life in the fourth quarter. Mill feed grades were lower due to increased milling of lower grade stockpile ores.

    Realized gold prices of $388 per ounce in fiscal 1995 were basically unchanged from $390 in fiscal 1994 and compared to $374 per ounce in fiscal 1993. The Company's hedging program contributed $3 per ounce to the realized price in fiscal 1995, $11 per ounce in fiscal 1994 and $28 per ounce in fiscal 1993. Fiscal 1994 sales of $95.2 million were up substantially from $78.8 million in fiscal 1993 due primarily to high grade North Pit ore mined and milled in fiscal 1994. Mill feed grades averaged 0.175, 0.203 and 0.169 ounces per ton in fiscal 1995, fiscal 1994 and fiscal 1993, respectively.

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

    COSTS OF SALES. Total cost of sales in fiscal 1995 was down $12.4 million (15%) from fiscal 1994, largely due to lower depreciation and mining costs associated with the lower grade stockpile ores milled during the year. Although total cost of sales was down, total cost per ounce increased from $337 per ounce in fiscal 1994 to $379 per ounce in fiscal 1995 due to lower mill throughput and reduced grades at both the heap leach facility and the mill. Cash costs per ounce were $326 in fiscal 1995 compared to $278 in fiscal 1994, up due to lower production levels in fiscal 1995. Total costs of sales in fiscal 1994 were up $6.9 million (9%) from fiscal 1993, principally due to the costs associated with a 16% increase in annual production. Total cost per ounce was lower in fiscal 1994 than in fiscal 1993 due to the sharp increase in unit production in fiscal 1994.

    EXPLORATION. Exploration expenses in fiscal 1995 of $3.8 million were down from $4.0 million in fiscal 1994 and up from $2.8 million in fiscal 1993. However, total exploration and development expenditures, including drill costs capitalized at Turquoise Ridge after September 1994, were up sharply to $10.7 million in fiscal 1995 from $5.7 million in fiscal 1994 and $3.7 million in fiscal 1993. The significant increase is largely a reflection of the increased scope of activity at Turquoise Ridge as well as drilling on various other exploration targets on the Getchell Property.

    ABANDONMENTS AND IMPAIRMENTS. Abandonments and impairments in fiscal 1995, which totalled $11.5 million, included a $2.4 million non-cash write-off of an inactive silver exploration property in New Mexico and a $9.1 million non-cash write-down of assets associated with the Main Pit. The silver property write-off was in response to the continued low price of silver, unsuccessful attempts in the fourth quarter to find a buyer for the property and the commitment of exploration and development to Turquoise Ridge. Capitalized pit development costs and deferred stripping costs were written off as a result of the early shut-down of the Main Pit due to a geotechnical monitoring program indicating that continued mining would likely destabilize the pit wall.

    SELLING, GENERAL AND ADMINISTRATIVE. SG&A costs were $2.7 million in fiscal 1995, up from $1.7 million in fiscal 1994 and $2.0 million in fiscal 1993. The increase in fiscal 1995 was primarily due to increases in personnel and activities relating to the spin-off of the Company's common stock held by First Mississippi Corporation. Legal and professional services also were higher in response to the anticipated spin-off and certain financing activities. Fiscal 1995 salaries, benefits and moving charges increased from the prior fiscal year, reflecting the hiring of additional corporate officers. SG&A costs were lower in fiscal 1994 than in fiscal 1993 due to reductions in staff personnel and lower moving, recruiting and professional services costs.

    INTEREST AND OTHER INCOME. Interest and other income totaled $0.1 million in fiscal 1995, essentially unchanged from the two prior fiscal years. Other income includes gains on sale of excess equipment, minor royalties and other miscellaneous income.

    INTEREST EXPENSE. Total obligations payable to First Mississippi increased to $43.2 million, including $2.3 million of current payables, at June 30, 1995 from $30.2 million at the end of fiscal 1994 and $24.3 million at the end of fiscal 1993. Net interest expense of $1.8 million in fiscal 1995 was essentially unchanged from the prior two fiscal years, but gross interest expense before capitalization of interest was $3.0 million in fiscal 1995 or $1.0 million greater than fiscal 1994 and $1.2 million greater than fiscal 1993. The increase was a result of higher balances on the First Mississippi notes. Interest capitalized during fiscal years 1995, 1994 and 1993 amounted to $1,159,000, $221,000 and $43,000, respectively. The increase from fiscal 1994 to fiscal 1995 was due primarily to development at the Getchell Main Underground Mine. Interest costs of $1.2 million and $0.2 million on advances from First Mississippi to fund mine development projects were capitalized in fiscal 1995 and 1994, respectively. See "Liquidity and Capital Resources" below.

    INCOME TAXES; CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES. In July 1993, the Company adopted the Financial Accounting Standards Board's Statement No. 109 "Accounting for Income Taxes" ("Statement 109"). Adoption of Statement No. 109 changed the Company's method of accounting for income taxes from the deferred method required under APB Opinion 11 to the asset and liability method. The Company opted to report the impact of this accounting change as a cumulative effect of change in accounting principle rather than to restate prior years' income tax provisions. The cumulative effect on 1994's income from adopting Statement 109 was a $1.4 million tax benefit. See Note 9 to the Consolidated Financial Statements.

    Fiscal 1995 income tax expense was down from the prior fiscal year as a result of lower earnings, partially offset by $6.7 million in tax benefits which were not recorded for operating losses incurred because their realization is currently uncertain.

LIQUIDITY AND CAPITAL RESOURCES

    Until October 20, 1995, the Company has financed its operations from cash generated from operations, and from loans from First Mississippi who owned approximately 81% of the Company until October 20, 1995. On October 20, 1995 First Mississippi spun-off their 81% ownership and per terms of the IRS ruling were thereafter prevented from advancing additional cash to the Company.

    Earlier borrowings from First Mississippi included $9.3 million in fiscal 1995, $1.2 million in fiscal 1994 and $8.5 million in fiscal 1993. In addition to the cash borrowings, $2.3 million was added to the First Mississippi notes in fiscal 1995 for payment of interest, bringing the total obligations due First Mississippi to $43.2 million at June 30, 1995 (including $2.3 million of current payable not included in the note).

    In February 1995, a single new promissory note (the "Note") was executed with First Mississippi, replacing all notes in place at that date. The Note carried an interest rate of prime plus 0.75 percent and accrued interest once a year in February. The Note was due no later than August 1, 1997. See Note 8 to the Consolidated Financial Statements. On September 24, 1995 the Note was again renegotiated as part of the spin-off agreements with First Mississippi. Under the new provisions, the Note, due in September 2000, carries a market rate of interest based upon LIBOR and accrues interest during the five year period until due.

    A total $8.9 million of cash was borrowed from First Mississippi during the Interim Period and an additional $2.7 million of interest and taxes due were added to the Note balance bringing the total amount owed on the First Mississippi notes to $52.5 million in October immediately prior to the spin-off.

    In anticipation of the planned spin-off, a $20 million interim credit facility was negotiated with The Toronto-Dominion Bank in September 1995. The proceeds of this financing were used to continue development of the Turquoise Ridge mine and to meet daily operating cash needs following the spin-off and until such time as a stock offering was effected. On October 20, 1995 $5.5 million was borrowed against this credit facility.

    In late 1995 the Company issued a total of 7,475,000 common shares to the public at $19.50 per share. Net proceeds to the Company were approximately $137.5 million. Of these proceeds, the Company repaid $5.5 million borrowed from The Toronto Dominion Bank in October 1995 and repaid $15 million on the notes payable to First Mississippi Corporation. The payment to First Mississippi, along with a $13.9 million credit received from First Mississippi on October 20, 1995, per terms of the Tax Sharing Agreement, decreased the First Mississippi note balance to $23.8 million at December 31, 1995.

    Cash provided by (used) in operating activities during the Interim Period and fiscal years 1995, 1994 and 1993 were ($6.2 million), $16.0 million, $21.9 million and $18.3 million, respectively. Cash used by operations during the Interim Period is principally related to lower sales, higher mining costs, and expenses associated with the spin-off. The decrease in cash provided by operating activities in fiscal 1995 is primarily attributable to lower production, only slightly offset by reduced cost of sales as compared to fiscal 1994 in which the Company experienced higher grade ore with only slightly increased costs.

    Capital expenditures were $10.7 million, $26.9 million, $10.5 million and $5.6 million in the Interim Period and fiscal years 1995, 1994 and 1993, respectively. Capital expenditures during the Interim Period included $3.5 million for the Turquoise Ridge mine, $5.0 million for equipment capitalized development costs at the Getchell Underground mine, and $2.2 million for mill and other improvements. Capital expenditures in fiscal 1995 included $3.6 million for general mill improvements, $14.9 million for equipment and capitalized development costs at the Getchell Underground mine and $8.4 million for development drilling and engineering at Turquoise Ridge.

    Several pieces of underground mining equipment were acquired during the Interim Period under capital leases for use in the Getchell Underground mine. Lease obligations incurred in connection with this equipment totaled $5.5 million, payable over the next five years.

    Capital expenditures for fiscal 1996 are estimated to be $57 million, primarily related to the anticipated development of the Turquoise Ridge mine.

    At December 31, 1995 the Company's cash and cash equivalents totaled $114.6 million. It is anticipated that this cash, along with cash generated by operations, will be sufficient to complete the construction of the Turquoise Ridge Mine and to meet other capital and operating needs over the next two years.

OUTLOOK.

    The major focus of the Company in the upcoming year will be shaft sinking and construction of surface support facilities for the Turquoise Ridge mine. Current plans envision initiation of a second shaft in the second quarter of 1996 and the first shaft now under construction, is expected to be completed by early 1997. Initial production of development ore is expected no earlier than the end of 1997.

    During 1996 exploration drilling will focus on the evaluation of numerous targets on the Getchell Property located outside of the known reserve areas. Additional drilling is planned to identify extensions of the Getchell Underground reserves and to follow up on the Powder Hill mineralization.

    The mill will continue to process sulfide ores from the Getchell Underground ore body, supplemented by stockpile ores as needed to keep the mill operating at full capacity. Improvements in Getchell Underground grades and output are planned, and the Company's mining rate goal is to achieve an output of 1,500 tons per day by year-end.

RECENTLY ISSUED ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), was issued by the Financial Accounting Standards Board in October, 1995. SFAS 123 establishes financial accounting standards for stock-based employee compensation plans as well as transactions in which the entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair market value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt this method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting prescribed by Opinion 25. The Company does not currently expect to adopt the accounting prescribed by SFAS 123; however, the Company will include the disclosures required by SFAS 123 in future financial statements.

RISK FACTORS

GOLD PRICE VOLATILITY

    The Company's profitability is significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold, and production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union. Moreover, gold prices are also affected by macro-economic factors such as expectations for inflation, interest rates, currency exchange rates, and global or regional political and economic situations. The current demand for and supply of gold affect gold prices, but not necessarily in the same manner as current demand and supply affect the prices of the other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold prices should decline below the Company's cash costs of production and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production.

    The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

                                                                                PRICE PER OUNCE
                                                                       ---------------------------------
  CALENDAR YEAR                                                          HIGH        LOW       AVERAGE
                                                                       ---------  ---------  -----------
1984.................................................................  $     406  $     308   $     360
1985.................................................................        341        294         317
1986.................................................................        438        326         368
1987.................................................................        500        390         446
1988.................................................................        495        395         437
1989.................................................................        416        356         381
1990.................................................................        474        346         383
1991.................................................................        403        344         362
1992.................................................................        374        330         344
1993.................................................................        406        326         360
1994.................................................................        396        370         384
1995.................................................................        396        370         384

    The London P.M. Fix on March 21, 1996, was $395.80 per ounce.

LOSSES

    The Company reported a net loss of $5.0 million for the six months ended December 31, 1995 and a net loss of $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses until its low grade stockpile ores is replaced by higher grade ore from new sources, which new sources could include sources presently being explored or developed by the Company. There can be no assurance that such higher grade replacement ores will be obtained by the Company.

RESERVES

    The ore reserves presented in this report are, in large part, estimates made by the Company and confirmed by independent mining consultants. No assurance can be given that the indicated level of recovery of gold will be realized or that the assumed gold price of $400 per ounce will be obtained. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may adversely affect the Company's profitability in any particular accounting period.

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

CERTAIN TURQUOISE RIDGE MINE RISKS

    The Turquoise Ridge Mine involves numerous risks. These include the following:

    There can be no assurance that the probable reserves set forth in the MRDI Study will actually be mined and milled on an economic basis, if at all. The MRDI Study is based upon many assumptions, some or all of which may not prove to be accurate. The failure of any such assumptions to prove accurate may alter the conclusions of the MRDI Study and may have a material adverse affect on the Company.

    The Turquoise Ridge mine is now transitioning from the pre-feasibility study level of project development to the construction phase of development. The expenditure required to advance the project to the point of a production test is large, particularly since the Company has decided to proceed with shaft systems capable of being used in full-scale production to save time and money, should trial mining be confirmed as viable. Thus, to a large extent, expenditures which would usually be supported by a feasibility study will depend on the data in-hand and assumptions made in the MRDI Study with an attendent higher level of uncertainty.

    RESERVES. The resource and reserve estimates were prepared using geological and engineering judgment based on available data. In the absence of underground development, such estimates must be regarded as imprecise and some of the assumptions made may later prove to be incorrect or unreliable.

    The grade distribution at Turquoise Ridge is fairly narrow, with most stoping blocks having grades between 0.2 to 0.4 ounces per ton. This means that small changes in cutoff grade can cause large shifts in the reserves. If dilution and/or mining costs related to bad ground are higher than expected, the reserves could be substantially reduced, resulting in a shortening of mine life and a reduced or negative cash flow.

    DILUTION. The tonnage and grade of the mill feed material was estimated by applying dilution factors to certain resource data. The dilution agents are backfill, waste from the back of overcut crosscuts and drifts, and from the walls. In the case of the latter two, MRDI assumed that there would be an average of one foot of back and wall dilution. If this dilution increases, there will be corresponding negative effects on the tonnage and grade to mill. This risk is related to the irregular configuration of the ore body which, even with the tight cut-and-fill stoping method used, could make achievement of a dilution thickness of one foot impossible to achieve in practice.

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

    HYDROLOGY Drainage of the ore body and surrounding rock will be critical to the achievement of the mining efficiencies and costs estimated for the study. If the deposit is not drained and water remains in this clay-rich environment, mining conditions could worsen, and support costs will increase. If, due to the presence of fine clays, the deposit drains slowly, the start of production may be delayed, and the build-up to full production may be of longer duration. Additionally, depending upon the quantity and quality of water encountered, the water treatment/disposal options presently available to the Company may be insufficient to meet estimated amounts needed to treat water pumped from Turquoise Ridge during de-watering.

    GEOTECHNICAL CONSIDERATIONS The Turquoise Ridge ore zones contain areas of poor ground conditions due to a high percentage of the ground being comprised of low rock mass rating rock and clay. As a result, additional ground support may be required.

PROJECT DEVELOPMENT RISKS

    The Company from time to time engages in the development of new ore bodies. The Company's ability to sustain or increase its present level of gold production is dependent in part on the successful development of such new ore bodies and/or expansion of existing mining operations. The economic feasibility of any such development project, and all such projects collectively, is based upon, among other things, estimate of reserves, metallurgic recoveries, capital and operating costs of such projects and future gold prices. Development projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

    Development projects have no operating history upon which to base estimates of future cash operating costs and capital requirements. In particular, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from drill holes and other sampling techniques and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all development projects may materially differ form the costs and returns initially estimated.

DEPENDENCE ON A SINGLE MINE

    All of the Company's revenues are derived from its mining and milling operations at the Getchell Property. If the operations at the Getchell Underground mine or at any of the Company's processing facilities were to be reduced, interrupted or curtailed, the Company's ability to generate revenues and profits in the future would be materially adversely affected.

EXPLORATION

    Mineral exploration, particularly for gold, is highly speculative in nature, involves many risks and frequently is unsuccessful. The Company is seeking to expand its reserves only through exploration and development at the Getchell Property. There can be no assurance that the Company's exploration efforts will result in the discovery of any additional gold mineralization or that any mineralization discovered will result in an increase of the Company's reserves. If reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. No assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves or that the Company's development program will be able to extend the life of the Company's existing mines.

HEDGING ACTIVITIES

    The Company currently uses spot deferred contracts in its hedging program to protect earnings and cash flows from the impact of short term drops in gold price. These transactions have been designated as hedges of the price of future production and are accounted for as such. Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold, at an established date in the future and at an agreed upon prices. The established forward price is equal to the current spot gold price on the day the agreement is signed plus "contango." Contango is equal to the difference between the prevailing market rate for cash deposits less the gold lease rate, for comparable periods. Contango rates ranged from approximately 5.4% to a negative 0.25% during the Interim Period.

    At the scheduled future delivery date, the seller may, at the option of the counterparty, deliver gold and thereby fulfill the contract or defer delivery to a future date. This option allows the seller to maximize the price realized. If the spot price on the delivery date is greater than the contract price, delivery on the contract is deferred to a new forward date and the gold is sold at the higher spot price. If the spot price is lower than the contract price, the delivery is made against the contract and the higher contract price is realized.

    Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango for the next period out to the newly established forward delivery date. Generally, the counterparty will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment. During the Interim Period, fiscal 1995 and fiscal 1994, the Company deferred delivery on contracts representing 16,000, 70,100 and 244,000 ounces, respectively.

    At December 31, 1995, the Company had spot deferred contracts on 104,100 gold ounces which are scheduled to be delivered throughout 1996 at prices ranging from $388 to $421 per gold ounce. The Company intends to continue to defer delivery into future periods when the spot market price is higher than the spot deferred contract price. Based on the market price of gold at December 31, 1995, the unrealized gain on the contracts is $1.6 million. The Company's accounting treatment for spot deferred contracts is outlined in Notes 1 and 7 to the Consolidated Financial Statements.

    Risk of loss with these forward sales and purchases agreements arises from the possible inability of a counterparty to honor contracts and from changes in the Company's potential inability to deliver gold. However, nonperformance by any party to the financial instruments in not anticipated.

    The Company is required by the counterparty to maintain a $12 million line of credit which is guaranteed by First Mississippi. Should the cumulative liquidation cost of the Company's spot deferred positions exceed the cumulative value of such positions by an amount in excess of the margin account, the Company could be subject to a margin call. The liquidation cost is what the Company would have to pay on the liquidation date to purchase fixed forward delivery contracts to meet its spot deferred deliveries. The cost of fixed forward delivery contracts is based upon the spot price on the liquidation date plus contango through the deliver date.

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

MINING RISK AND INSURANCE

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

    The financial statements required by this item are set forth on pages F-1 through F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEMS 10. DIRECTORS AND EXECUTIVE OFFICERS

    The names, ages and positions of the executive officers and directors of the Company as of February 29, 1996 are set forth below:

                     NAME                            AGE                          POSITION
                                                     ---      ------------------------------------------------
J. Kelley Williams.............................          61   Chairman of the Board
G.W. Thompson..................................          54   President, Chief Executive Officer and Director
Donald S. Robson...............................          43   Vice President, Chief Financial Officer, and
                                                                Secretary
R. David Russell...............................          39   Vice President and Chief Operating Officer
Donald O. Miller...............................          49   Vice President, Human Resources & Administration
Richard F. Nanna...............................          47   Vice President, Exploration
Roger D. Palmer................................          46   Controller
Cecil Alvarez..................................          60   Director
Walter A. Drexel...............................          65   Director
Robert C. Horton...............................          69   Director
Pete Ingersoll.................................          65   Director
Charles P. Moreton.............................          68   Director
R. Michael Summerford..........................          47   Director
Robert L. Zerga................................          55   Director

    G.W. THOMPSON. Mr. Thompson, 54, is President and Chief Executive Officer of the Company and has been since September 1994. He was a private investor and consultant in the mining business from May 1992 until September 1994. He was President and Chief Executive Officer of Meridian Minerals Company, a diversified minerals company and a subsidiary of Burlington Resources Inc. ("Meridian Minerals"), from 1983 to May 1992.

    DONALD  S. ROBSON.  Mr. Robson,  43, is  Vice President  and Chief Financial
Officer of the Company and has been since March 1995 and has been Corporate Secretary since October 1995. From May 1990 to September 1994, he was Vice President, Finance of Lac Minerals Ltd. ("Lac Minerals"), a gold mining company.

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

    DONALD O. MILLER. Mr. Miller, 49, is the Vice President-Human Resources & Administration and has been since April 1995. From January 1993 to April 1995, Mr. Miller had his own consulting firm, GEM 2000, at which he consulted on human resources issues, primarily in the mining industry. From May 1991 to January 1993, he was the Vice President, Human Resources at Newmont Mining Company, an international gold mining company. From November 1988 to May 1991, he was the Manager, Compensation and Benefits at Cyprus Minerals Company, a major producer of copper, coal and molybdenum.

    ROGER D. PALMER. Mr. Palmer, 46, is the Controller of the Company and has been since April 1995 and has been Assistant Secretary since October 1995. From June 1992 to December 1993, Mr. Palmer held the positions of Assistant Controller and Manager, Financial Planning and Analysis with the Company. From June 1989 to June 1992, he was a Division Controller at OESI Power Corporation, a geothermal energy company.

    RICHARD F. NANNA. Mr. Nanna, 47, is the Vice President, Exploration of the Company and has been since August 1991. From 1981 to August 1991, Mr. Nanna was an exploration geologist with the Company.

    J. KELLEY WILLIAMS. Mr. Williams, 61, is Chairman of the Board of the Company and has been since October 1987. He is the Chairman of the Board and Chief Executive Officer of First Mississippi Corporation and has been since November 1988. He was a Director, President and Chief Executive Officer of First Mississippi from 1971 until November 1988. He is a Director of Deposit Guaranty Corporation and Deposit Guaranty National Bank, Jackson, Mississippi. He is a member of the Nominating Committee.

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

    ROBERT C. HORTON. Mr. Horton, 69, is a self-employed mining consultant and has been a director of the Company since 1988. He is the Associate Dean Emeritus of the Mackay School of Mines at the University of Nevada, Reno, and was Associate Dean from July 1989 until July 1990. He was also Director of that University's Center for Strategic Materials Research and Policy Study from September 1987 until July 1990. From September 1981 until July 1987, Mr. Horton was the Director of the U.S. Bureau of Mines, Department of the Interior, Washington D.C. He is a member of the Compensation Committee and the Long-Term Incentive Committee.

    PETE INGERSOLL. Mr. Ingersoll, 65, is the principal partner of Ingersoll, Parker & Longabaugh, a mining consulting firm and has been a director of the Company since November, 1994. From July 1987 to December 1992, he was a Senior Vice President, Metals and Mining, in the Equity Research Department of Lehman Brothers Inc. He is Chairman of the Audit Committee and a member of the Long-Term Incentive Committee.

    CHARLES P. MORETON. Mr. Moreton, 68, has been a private investor, primarily in the oil and gas business since July 1991 and has been a Company director since 1988. Mr. Moreton was the Chairman of the Board of Commet Resources, Inc., a natural gas transmission and marketing company in Houston, Texas, from 1986 until its dissolution in July 1991. He is also a Director of Tanglewood Bancshares, Inc. in Houston, Texas. He is a Director of First Mississippi and Plasma Processing Corporation, a subsidiary of First Mississippi. He is a member of the Compensation Committee and the Long-Term incentive Committee.

    R. MICHAEL SUMMERFORD. Mr. Summerford, 47, is Vice President and Chief Financial Officer of First Mississippi, and has been since 1987, and has been a director of the Company since 1988. From 1983 to 1988, he was a Vice President of First Mississippi. Mr. Summerford is also the Director of Melamine Chemicals, Inc., a publicly held corporation originally formed by First Mississippi and an unrelated party, and is a member of the Management Committee of Triad Chemical, a joint venture fifty percent (50%) owned by First Mississippi. He is a member of the Audit Committee.

    ROBERT L. ZERGA. Mr. Zerga, 55, has been semi-retired and self-employed since January 1995 and has been a director of the Company since 1995. From July 1990 to November 1994, he served as Chief Executive Officer and Chairman of the Board of Independence Mining. During the same time period, he served as Vice President and director of Minorco (U.S.A.) Inc., a gold mining company and a subsidiary of Minorco Inc. He is the chairman of the Compensation Committee.

    The AUDIT COMMITTEE consists of four Directors who are not employees of First Mississippi (applicable to the period prior to the spinoff) or the Company with broad latitude for inquiry into all operations of the Company. Its primary responsibilities include recommendation to the Board on the selection of independent auditors; review of audit reports prepared by independent auditors, internal auditors, independent engineers, insurance auditors and other consultants engaged by the Company to examine specific areas of corporate operations; and examination of the adequacy of compliance with various governmental regulations and corporate policies and procedures. The current members of the Audit Committee are Cecil Alvarez, Walter Drexel, R. Michael Summerford and Pete Ingersoll.

    The COMPENSATION COMMITTEE consists of three non-employee Directors and is charged with the responsibility of recommending to the Board a program of overall compensation for executive officers and other key employees. The current members of the Compensation Committee are Robert L. Zerga, Charles P. Moreton and Robert C. Horton.

    The NOMINATING COMMITTEE is composed of two non-employee Directors and the Chief Executive Officer and is responsible for Director nominations. The
Nominating Committee considers suggestions from all sources. Stockholder suggestions for nominees for the next Annual Meeting of Stockholders, together with appropriate detailed biographical information, should be submitted to the Corporate Secretary no later than September 30, 1996. The current members of the Nominating Committee are G.W. Thompson and J. Kelley Williams; the third position is temporarily open.

    The LONG-TERM INCENTIVE COMMITTEE consists of three Directors who are not employees of First Mississippi or the Company. The committee is the administrator of the Company's Long-Term Incentive Plan (the "LTI Plan") and makes all determinations as to who shall receive awards under this plan, including the timing, pricing and amount of such awards. The current members of the Long-Term Incentive Committee are Robert C. Horton, Pete Ingersoll and Charles P. Moreton.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the prior fiscal years ended June 30, 1995, 1994 and 1993 and for the six-month period ended December 31, 1995 of those persons who were either (i) the chief executive officer of the Company during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers of the Company as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                     ANNUAL COMPENSATION
                                                 ---------------------------   -----------------------
                                                                     OTHER                  SECURITIES
                                                                     ANNUAL    RESTRICTED   UNDERLYING
                                                                    COMPEN-      STOCK        OPTION       ALL OTHER
                                                 SALARY   BONUS      SATION      AWARDS       AWARDS     COMPENSATION
    NAME AND PRINCIPAL POSITION       YEAR         ($)     ($)       (1)($)       ($)         (2)($)        (3)($)
-----------------------------------  -------     -------  ------    --------   ----------   ----------   -------------
G.W. Thompson......................     1995(4)  100,000    --  (5)   --          --         105,000         32,633(7)(8)(9)
President and CEO                       1995     167,000    --  (5)   --         65,000(6)    90,000          3,008(7)(8)
R. David Russell...................     1995(4)   69,996    --  (5)   --          --          45,000         21,585(7)(8)(9)
Vice President and Chief Operating      1995      55,321    --  (5)   --          --          34,000            218(8)
Officer
Donald S. Robson...................     1995(4)   62,500    --  (5)   --          --          24,000         23,666(7)(8)(9)
Vice President and Chief Financial      1995      33,654    --  (5)   --          --          22,059            216(8)
Officer
Donald O. Miller...................     1995(4)   49,998    --  (5)   --          --          15,000            705(8)
Vice President, Human Resources         1995      20,512    --  (5)   --          --          13,954            351(8)
Richard F. Nanna...................     1995(4)   45,114    --  (5)   --          --               0          2,403(7)(8)
Vice President, Exploration             1995      90,228  27,200      --          --           8,187          4,804(7)(8)
                                        1994      88,920  55,300      --          --           7,300          4,765(7)(8)
                                        1993      84,972       0     14,550(10)    --          5,000          4,429(7)(8)

------------
 (1)Other Annual Compensation includes direct cash payments related to tax reimbursement payments, tax planning and tax return preparation services provided to the named Executive Officer at the Company's expense, and tax reimbursements paid on imputed income resulting from the personal use of Company automobiles and country club dues and memberships, including imputed income on the same, but only if such payments exceed the lesser of $50,000 or 10% of the total salary and bonus of the Named Executive Officer. Tax reimbursement payments are pursuant to a plan providing for payment to eligible employees of thirty-seven percent of the Company's federal income tax deduction resulting from the exercise of Convertible Subordinated Debentures and NQSOs.

 (2)Represents NQSOs granted under the LTI Plan.

 (3)All Other Compensation is comprised of Company contributions related to the 401(k) Plan, relocation expenses, executive life insurance paid by the Company on the Executive Officer's behalf, and the above market portion of interest earned under the Deferred Income Plan.

    In fiscal year 1986, First Mississippi established a Deferred Income Plan for Directors, Officers and Key Employees which superseded the previous deferred income arrangement and pursuant to which deferral opportunities in any given year are determined at the discretion of the Board of First Mississippi for up to a maximum of three years. These deferrals are held by First Mississippi until retirement, resignation or other termination of services. Amounts deferred by Officers earn interest at the prescribed rate not less than the ten year Treasury Note Rate or more than twenty percent, which varies based on the circumstances of the participant's retirement, resignation or other termination and on the participant's length of employment with First Mississippi. First Mississippi is owner and beneficiary of life insurance policies covering most of the participants in this plan. The benefits under these policies are expected to cover the interest cost in excess of market rates, resulting in no net cost to First Mississippi over the life of the plan. The maximum interest rate and other plan provisions may be amended prospectively and, if necessary, may be adjusted retroactively due to severe economic changes including but not limited to changes in tax law. However, no retroactive changes in the rate of return may occur unless such economic changes are material, adverse and retroactive in nature. Mr. Alvarez deferred a portion of his compensation for the maximum three years when he was an Officer of the Company, but currently does not defer any compensation. Prior to October 20, 1995, the date of the spin-off, his account balance earned interest, but at the ten-year Treasury Note Rate. No other officers of the Company participated in the plan. The Company does not presently have a deferred income plan.

 (4)Represents compensation for the six-month period July 1 through December 31, 1995. On September 24, 1995, the Company converted from a fiscal year ended June 30 to a fiscal year ended December 31. The 1995 fiscal year for Messrs. Russell, Robson and Miller represents compensation from the date of hire through June 30, 1995. These dates were February 6, for Mr. Russell, March 21 for Mr. Robson and April 17, for Mr. Miller.

 (5)Mr. Thompson's bonus will be calculated for a 16-month period (September 1994 through December 1995), incorporating performance for the fiscal year 1995 and the last six months of 1995. Messrs. Russell, Robson and Miller will have bonuses calculated based on a period from date of hire in 1995 through December 31, 1995. Mr. Nanna received a bonus for fiscal year 1995 and is eligible for a bonus based on performance during the last six months of 1995. Such bonus amounts are not presently calculable and will be disclosed in the subsequent fiscal year in the appropriate column for the fiscal year in which earned.

 (6)Represents 10,000 shares of restricted stock issued to Mr. Thompson upon being named President and CEO, of which he has sole voting but no investment power. All of the shares vested on February 21, 1996, 90 days after the November 1995 stock offering was completed.

 (7)Company contributions related to the 401(k) Plan for the last six months of 1995 were $3,078 for Mr. Thompson, $466 for Mr. Russell, $1,155 for Mr. Robson and $1,828 for Mr. Nanna. For the prior fiscal year 1995, Company contributions were $2,000 for Mr. Thompson and $3,655 for Mr. Nanna. For the fiscal year 1994, Company contributions were $3,557 for Mr. Nanna and for the fiscal year 1993 they were $3,598 for Mr. Nanna.

 (8)Executive Life Insurance paid by the Company for the last six months of 1995 was $2,625 for Mr. Thompson, $261 for Mr. Russell, $324 for Mr. Robson, $705 for Mr. Miller and $575 for Mr. Nanna. Executive Life Insurance paid by the Company in fiscal year 1995 was $1,008 for Mr. Thompson, $218 for Mr. Russell, $216 for Mr. Robson, $351 for Mr. Miller and $1,149 for Mr. Nanna. Executive Life Insurance paid in fiscal year 1994 was $1,208 on behalf of Mr. Nanna and in fiscal year 1993 was $1,031 on behalf of Mr. Nanna.

 (9)Relocation expenses paid by the Company during the last six months of 1995 on behalf of Mr. Thompson were $26,930, on behalf of Mr. Russell were $20,585 and on behalf of Mr. Robson were $22,187.

(10)Includes tax reimbursement payments to Mr. Nanna of $12,963 in fiscal year 1993.

    The following table sets forth certain information with respect to grants of stock options during the prior fiscal year period (July 1, 1994 to June 30, 1995) to the Named Executive Officers pursuant to the Company's LTI Plan.

                       OPTION GRANTS IN PRIOR FISCAL YEAR

                                                                                                   ASSUMED RATES OF STOCK
                                                        % OF TOTAL                                 PRICE APPRECIATION FOR
                                         NUMBER OF    OPTIONS GRANTED     EXERCISE                    OPTION TERM (3)
                                          OPTIONS         TO ALL         PRICE ($/    EXPIRATION   ----------------------
                 NAME                   GRANTED (1)    EMPLOYEES (2)     SHARE)(2)       DATE          5%         10%
--------------------------------------  -----------  -----------------  ------------  -----------  ----------  ----------
G.W. Thompson.........................      90,000             36%       $    6.810      8/22/04   $  385,200  $  976,500
R. David Russell......................      34,000             19%       $   8.4375      2/08/05   $  180,285  $  456,025
Donald S. Robson......................      22,059              9%       $    8.500      3/20/05   $  118,015  $  298,899
Donald O. Miller......................      13,954              6%       $   10.750      4/17/05   $   94,329  $  239,032
Richard F. Nanna......................       8,127              3%       $    11.44      5/10/05   $   58,433  $  148,155

------------
(1) All options granted represent NSQOs that vest one year from the date of grant. All options were granted for a term of ten years, subject to earlier termination in certain events. The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant.

(2) Based on 246,349 total options granted in the prior fiscal year ended June 30, 1995.

(3) The amounts shown are for illustrative purposes only. Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent upon the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this Proxy Statement other than the columns reflecting assumed rates of appreciation of 5% and 10%.

    The following table sets forth certain information with respect to grants of stock options during the six months ended December 31, 1995 to the Named Executive Officers pursuant to the Company's LTI Plan.

                      OPTION GRANTS IN THE INTERIM PERIOD

                                                                                                           ASSUMED RATES OF STOCK
                                                             % OF TOTAL                                    PRICE APPRECIATION FOR
                                              NUMBER OF    OPTIONS GRANTED     EXERCISE                       OPTION TERM (3)
                                               OPTIONS         TO ALL          PRICE ($/    EXPIRATION   --------------------------
                   NAME                      GRANTED (1)    EMPLOYEES (2)      SHARE)(2)       DATE           5%           10%
-------------------------------------------  -----------  -----------------  -------------  -----------  ------------  ------------
G.W. Thompson..............................     105,000             51%        $   20.25      11/16/05   $  1,338,750  $  3,386,250
R. David Russell...........................      45,000             22%        $   20.25      11/16/05   $    573,750  $  1,451,250
Donald S. Robson...........................      24,000             12%        $   20.25      11/16/05   $    306,000  $    774,000
Donald O. Miller...........................      15,000              7%        $   20.25      11/16/05   $    191,250  $    483,750

------------
(1) All options granted represent NSQOs that vest in equal installments over five years from the date of grant. All options were granted for a term of ten years, subject to earlier termination in certain events. The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant.

(2) Based on 207,376 total options granted in the six months ended December 31, 1995.

(3) The amounts shown are for illustrative purposes only. Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent upon the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this Proxy Statement other than the columns reflecting assumed rates of appreciation of 5% and 10%.

    The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of June 30, 1995 (the prior fiscal year end). No outstanding options held by the Named Executive Officers were exercised in the prior fiscal year ended June 30, 1995.

            AGGREGATED OPTIONS OUTSTANDING AT PRIOR FISCAL YEAR END
                       AND FISCAL YEAR-END OPTION VALUES

                                                    NUMBER OF SECURITIES         AGGREGATE VALUE OF
                                                   UNDERLYING UNEXERCISED     UNEXERCISED, IN-THE-MONEY
                                                          OPTIONS                    OPTIONS(1)
                                                 --------------------------  ---------------------------
                     NAME                        EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
-----------------------------------------------  -----------  -------------  ------------  -------------
G.W. Thompson..................................      90,000             0    $  1,187,100   $         0
R.David Russell................................           0        34,000    $          0   $   393,125
Donald S. Robson...............................           0        22,059    $          0   $   253,679
Donald O. Miller...............................           0        13,954    $          0   $   129,075
Richard F. Nanna...............................      32,300         8,127    $    472,025   $    69,567

------------
(1) Value was computed as the difference between the individual option price and the closing sales price of the Company's Common Stock on June 30, 1995 ($20.00). Only options with fair market value in excess of the exercise price are reflected in this column.

    The following table sets forth certain information with respect to unexercised options held by the Named Executive Officers as of December 31, 1995. No outstanding options held by the Named Executive Officers were exercised over the six months ended December 31, 1995.

   AGGREGATED OPTIONS OUTSTANDING AT END OF INTERIM PERIOD AND END OF INTERIM
                              PERIOD OPTION VALUES

                                                    NUMBER OF SECURITIES         AGGREGATE VALUE OF
                                                   UNDERLYING UNEXERCISED     UNEXERCISED, IN-THE-MONEY
                                                          OPTIONS                    OPTIONS(1)
                                                 --------------------------  ---------------------------
                     NAME                        EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
-----------------------------------------------  -----------  -------------  ------------  -------------
G.W. Thompson..................................      90,000        105,000   $  1,389,600   $   210,000
R.David Russell................................           0         79,000   $          0   $   559,625
Donald S. Robson...............................           0         46,059   $          0   $   351,311
Donald O. Miller...............................           0         28,954   $          0   $   190,471
Richard F. Nanna...............................      32,300          8,127   $    544,813   $    87,873

------------
(1) Value was computed as the difference between the individual option price and the closing sales price of the Company's Common Stock on December 31, 1995 ($22.25). Only options with fair market value in excess of the exercise price are reflected in this column.

                               OTHER COMPENSATION

    Employees participate in a noncontributory Retirement Plan established by the Company. Employees become one hundred percent vested after five years of employment. The plan provides for normal retirement at age sixty-five with actuarially adjusted provisions for early and postponed retirement dates. Retirement benefits are based on years of service and average compensation (wages and salary) of the five highest consecutive years during employment. Theoretical benefits payable under the plan are reflected in the estimated retirement plan table below and are not subject to any reduction for social security benefits or other offset amounts.

    The following table shows the estimated annual retirement benefit payable to participating employees including Named Executive Officers in earnings and years of service classifications as indicated.

                                                                    ESTIMATED ANNUAL BENEFITS FOR
                                                                      YEARS OF CREDITED SERVICE
                AVERAGE ANNUAL COMPENSATION                  -------------------------------------------
               (5 HIGHEST CONSECUTIVE YEARS)                 10 YEARS   20 YEARS   30 YEARS    40 YEARS
-----------------------------------------------------------  ---------  ---------  ---------  ----------
$25,000....................................................  $   4,212  $   8,424  $  12,136  $   16,848
$50,000....................................................      8,712     17,424     26,136      34,848
$100,000...................................................     17,712     35,424     53,136      70,848
$150,000 or greater........................................     26,712     53,424     80,136     106,848

    Years of service for the Named Executive Officers are: G.W. Thompson, one year; R. David Russell, less than one year; Donald S. Robson, less than one year; Donald O. Miller, less than one year; and Richard F. Nanna, fourteen years.

    In fiscal 1995, the Company entered into Termination Agreements with G.W. Thompson, Donald S. Robson, R. David Russell and Donald O. Miller and in May 1991, the Company entered into a Termination Agreement with Richard F. Nanna (collectively, the "Termination Agreements"). The Termination Agreements are contingent upon a Change of Control, as defined therein, and provide for a three-year term. Each individual would be paid upon termination without cause within three years of a Change of Control or upon resignation within twelve months of a Change of Control, one and one-half times the sum of the three-year average of his annual base salary (excluding bonuses) plus fringe benefit costs equal to thirty-six percent of his annual base salary. Upon termination, the individual would have the option, unless he notifies the Company otherwise, to receive a cash payment equal to the cash value of all his NQSOs, Debenture Options and Debentures, whether then exercisable or not. No individual would receive payments in the event of death, disability or termination for cause. The Termination Agreements also provide for, among other things, an additional payment to be made by the Company to the individual if any of the severance payments provided for by the Termination Agreements or any other payments made pursuant to a Change of Control of the Company (the "Total Payments") become subject to an additional tax ("Excise Tax") imposed by Section 4999 of the Internal Revenue Code, such that the net of all of the payments received by the individual after the imposition of the Excise Tax on the Total Payments and the federal income tax on the additional payment shall be equal to the Total Payments.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Dr. Murrill, a former director who resigned on November 1, 1995 and who is also a Director of First Mississippi, and Mr. Moreton who is a Director of First Mississippi, and Messrs. Horton and Zerga who are members of the Company's Compensation Committee, are not now and never have been Officers or employees of the Company or First Mississippi.

                             DIRECTOR COMPENSATION

    In 1995, the Chairman of the Board was compensated for his services with a retainer of $18,400 per year. Other Directors who are not employees of the Company ("Outside Directors") were compensated for their services with a retainer of $7,500 per year. In addition, all Outside Directors received $500 per day for attendance at Board Meetings, and an additional $350 per day for attendance at Committee Meetings. No compensation in addition to his regular salary and benefits was paid to the Chief Executive Officer for his services as a Director.

    At a meeting of the Board of Directors held on November 16, 1995, the compensation for Outside Directors was changed. Beginning in 1996, each Outside Director will receive $7,500 per year. The Chairman of the Board will receive an additional $15,000 per year, and Committee Chairmen will receive an additional $2,500 per year. In addition, Outside Directors will receive $750 per day for attendance at board meetings, $500 per day for attendance at committee meetings, $750 per day for special service requests made by the Chairman of the Board or the Chief Executive Officer and $250 per day for travel with a maximum allowance of two travel days per meeting or special service project. Reasonable expenses incurred for the benefit of the Company will be reimbursed at cost. The Company will also provide directors with accidental death and dismemberment benefits, business travel insurance and director and officer liability insurance. Medical and dental insurance will also be offered to Outside Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 1, 1996, the number and percentage of the outstanding shares of Common Stock which, according to the information supplied to the Company, are beneficially owned by (i) each person who is currently a director of the Company, (ii) each Named Executive Officer (as defined on page 27), (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                           DEBENTURE
                                                            OPTIONS                                TOTAL
                                                            AND/OR                                COMMON
                                                             NQSOS       PERCENT                   STOCK       PERCENT
                    NAME AND ADDRESS                      BENEFICIALLY     OF         COMMON    BENEFICIALLY     OF
                  OF BENEFICIAL OWNER                      OWNED(1)       CLASS       STOCK      OWNED(2)       CLASS
--------------------------------------------------------  -----------  -----------  ----------  -----------  -----------
DIRECTORS/NOMINEES AND NAMED EXECUTIVE OFFICERS(3):
Cecil Alvarez...........................................                                   454(4)
  1991-A Series(5)......................................       4,000         100%                    4,454        *
Walter A. Drexel........................................                                 1,000       1,000        *
Robert C. Horton........................................                                 1,500(6)
  1989-B Series.........................................       1,000          33%
  1990-C Series.........................................       1,000          33%
  1991-B Series.........................................       1,000          33%
  1992-A Series.........................................       1,000          33%
  1993-A Series.........................................       1,000          33%
                                                          -----------
                                                               5,000                                 6,500        *
Pete Ingersoll..........................................
  1994-A Series.........................................       1,000          33%                    1,000        *
Donald O. Miller........................................
  NQSOs.................................................      13,954           6%                   13,954        *
Charles P. Moreton......................................                                21,502(7)
  1989-B Series.........................................       1,000          33%
  1990-C Series.........................................       1,000          33%
  1991-B Series.........................................       1,000          33%
  1992-A Series.........................................       1,000          33%
  1993-A Series.........................................       1,000          33%
                                                          -----------
                                                               5,000                                26,502        *
Richard F. Nanna........................................                                   177
  1988-A Series.........................................       3,500         100%
  1989-A Series.........................................       1,000         100%
  1990-A Series.........................................       2,000         100%
  NQSOs.................................................      40,427          16%
                                                          -----------
                                                              46,927                                47,104        *
Donald S. Robson........................................
  NQSOs.................................................      22,059           9%                   22,059        *
R. David Russell........................................
  NQSOs.................................................      34,000          14%                   34,000        *
R. Michael Summerford...................................           0          N/A       35,977      35,977        *
G.W. Thompson...........................................                                10,000(8)
  NQSOs.................................................      90,000          36%                  100,000        *

                                                           DEBENTURE
                                                            OPTIONS                                TOTAL
                                                            AND/OR                                COMMON
                                                             NQSOS       PERCENT                   STOCK       PERCENT
                    NAME AND ADDRESS                      BENEFICIALLY     OF         COMMON    BENEFICIALLY     OF
                  OF BENEFICIAL OWNER                      OWNED(1)       CLASS       STOCK      OWNED(2)       CLASS
--------------------------------------------------------  -----------  -----------  ----------  -----------  -----------
J. Kelley Williams......................................           0          N/A      691,165(9)    691,165(9)        2.7%
ALL CURRENT DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP
 (14 PERSONS)(10).......................................                               761,950
  1988-A Series.........................................       3,500         100%
  1989-A Series.........................................       1,000         100%
  1989-B Series.........................................       3,000         100%
  1990-A Series.........................................       2,000         100%
  1990-C Series.........................................       3,000         100%
  1991-A Series.........................................       4,000         100%
  1991-B Series.........................................       3,000         100%
  1992-A Series.........................................       3,000         100%
  1993-A Series.........................................       3,000         100%
  1994-A Series.........................................       3,000         100%
  NQSOs.................................................     207,087          82%                  997,538          3.9%
5% BENEFICIAL HOLDERS:
FMR Corp.(11) ..........................................                             3,208,646   3,208,646         12.5%
 82 Devonshire Street
 Boston, MA
Goldman Sachs & Co.(11) ................................                             1,535,357   1,535,357          6.0%
 85 Broad Street
 New York, NY

------------
  * Represents less than one percent of class.

 (1)Numbers represent shares of Common Stock of the Company underlying the Convertible Subordinated Debentures and NQSOs beneficially owned by the Directors and Named Executive Officers that are exercisable within 60 days of March 1, 1996. Since more than the six months has elapsed from date of grant, the Debentures are immediately convertible into the specified number of shares of Convertible Preferred Stock of the same series and then immediately convertible into the specified number of shares of Common Stock of the Company. NQSOs are exercisable no earlier than six months after the date of the grant into shares of Common Stock of the Company and presently all are exercisable.

 (2)In connection with the Stockholder Rights Plan adopted by the Board on June 13, 1990, Stock Purchase Rights were dividended to stockholders of record on June 25, 1990, and are deemed to attach to the outstanding shares of Common Stock of the Company, including outstanding shares of Common Stock reported above as being owned by Directors and Named Executive Officers. Under certain conditions each right may be exercised to purchase one share of Common Stock at an exercise price of $40 (subject to adjustment). The rights may be exercised only after commencement of a public announcement of a tender or exchange offer if, upon its consummation, the offeror would beneficially own 20% or more of the Company's Common Stock. An "Acquiring Person" trigger was also provided, making the rights exercisable if a person holds at least 15% of the shares of Common Stock without the prior approval of a majority of the independent members of the Board. The rights, which do not have voting rights, expire in June 2000 and may be redeemed by the Company at a price of $0.01 per right prior to a specified period of time after the occurrence of certain events. In certain events, without the consent of the majority of the independent members of the Board, including certain acquisitions of an Acquiring Person, each right (except certain rights which are or were beneficially owned by 20% or more owners, or an Acquiring Person, which rights are voided) will entitle its holder to purchase shares of Company Common Stock with a value of twice the then current exercise price. If, following an acquisition of 20% or more of the shares of Common Stock, the Company is acquired in a merger or other business combination or sells 50% of its assets or earnings power, each right (other than rights voided as above) will entitle its holder to purchase stock of the acquiring company with a value of twice the then current exercise price.

 (3)The address of Messrs. Alvarez, Drexel, Horton, Ingersoll, Miller, Moreton, Nanna, Robson, Russell, Summerford, Thompson and Williams is c/o FirstMiss Gold Inc., 5460 S. Quebec Street, Suite 240 Englewood, Colorado 80111.

 (4)Shared voting and investment power with wife 100 shares, sole voting power 354 shares.

 (5)The 4,000 shares of 1991-A Series represent shares of Common Stock underlying Debentures that have already been purchased through the exercise of 1991-A Series Debenture Options.

 (6)Included are 500 shares owned by Mrs. Horton, of which Mr. Horton has no voting and investment power and disclaims beneficial ownership.

 (7)Includes 10,700 shares held by the Charles and Betty Moreton Family Trust, of which Mr. Moreton and his wife are co-trustees. Mr. Moreton shares voting and investment power with his wife as co-trustee.

 (8)Represents 10,000 shares of restricted stock issued to Mr. Thompson upon being named President and CEO of the Company, of which he has sole voting but no investment power. All of the shares vested on February 21, 1996.

 (9)Includes: 384,311 shares held by the J. Kelly Williams Revocable Trust, of which Mr. Williams is trustee; 43,747 shares held by the Jean Pittman Williams Revocable Trust, of which Mr. Williams' wife is trustee and of which Mr. Williams disclaims beneficial ownership and has no voting or investment power; 2,479 shares held by Mr. Williams' son and of which Mr. Williams disclaims beneficial ownership and has no voting or investment power; 3,542 shares held by Katherine K. Williams and of which Mr. Williams has shared voting and investment power; 116,895 shares held by JKW Holdings, Inc. and of which Mr. Williams has shared voting and investment power; and 265 shares held by J. Kelley Williams, Inc.

(10)Except as otherwise indicated in these notes, the shares beneficially owned by the persons indicated in the table represent sole voting and investment power.

(11)Based on Schedule 13G filed by the investor with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The  following  discussion  includes   certain  relationships  and   related
transactions which occurred during the Company's fiscal year ended June 30, 1995 as well as the six months ended December 31, 1995.

    SPINOFF. Until October 20, 1995, First Mississippi owned 14,750,000 shares of Common Stock of the Company (approximately 81% of the outstanding Common Stock). On that date First Mississippi distributed the stock it owned in the Company to its own shareholders. Following completion of the distribution, to the best of the Company's knowledge, First Mississippi owned no Common Stock of the Company. During the six months ended December 31, 1995, Messrs. Moreton, Summerford and Williams, who are currently members of the Board of Directors of the Company, served as a director, Vice President and Chief Financial Officer, and Chairman and Chief Executive Officer, respectively of First Mississippi. At December 31, 1995, Mr. Williams beneficially owned 1,188,063 shares of common stock of First Mississippi, or 5.08% of the total number of shares outstanding.

    DEBT OWED TO FIRST MISSISSIPPI. During the time that the Company was controlled by First Mississippi, the Company relied on First Mississippi for capital and operating advances from time to time. This arrangement ceased with the spinoff on October 20, 1995. During fiscal 1995, the Company borrowed $10.4 million from First Mississippi and also transferred $2.3 million of interest payable to the notes, at an interest rate of prime plus three quarters of a percent. Effective the date of the spinoff, the debt was $52.5 million and the Company and First Mississippi entered into a new long-term loan agreement (the "Loan Agreement") which provided that the total outstanding amount would be due in September 2000, that the Company would repay $15 million to First Mississippi from the proceeds of a public common stock offering prior to April 1996, that interest would accrue at a rate not exceeding the London Inter-Bank Offered Rate plus one percent, and that the interest would not be paid in cash, but rather would be capitalized to the note. The Loan Agreement contains two financial covenants which state that the Company must maintain a minimum net worth of $27 million and that its debt to equity ratio must not exceed 2:1. As of December 31, 1995, the Company had a net worth of $164.3 million and a debt to equity ratio of 0.14:1. In November 1995, the Company reduced the debt by $15 million, from proceeds of a common stock offering. The debt was further reduced by the settlement of the Tax Sharing Agreement (described below) whereby First Mississippi paid the Company $13.9 million to settle certain tax sharing arrangements, and these monies were used to reduce the debt. At December 31, 1995, the total aggregate debt owed to First Mississippi pursuant to the Loan Agreement was $23.8 million.

    FIRST MISSISSIPPI INDEMNITY. Prior to October 20, 1995, First Mississippi indemnified its officers and directors and those of its subsidiaries, when such officers and directors were serving in such capacities at the request of the Board of First Mississippi. On February 2, 1991, the Board of First Mississippi extended its corporate indemnity to the directors of the Company who are not otherwise employees of the Company [or First Mississippi]. First Mississippi's corporate indemnity requires that the person to be indemnified either: (a) be wholly successful, on the merits or otherwise, in any action or proceeding against such person; or (b) otherwise establish that such person acted in good faith and in a manner such person reasonably believed to be in, or not opposed to, the best interests of the Company, and in the case of any criminal action or proceeding, had no reasonable cause to believe that the conduct was unlawful. Whether these standards are met will be determined by those stockholders or Directors of First Mississippi not involved in the matter at issue or by special legal counsel selected by the Directors of First Mississippi. In the case of any action or suit by or in the right of the Company, any person finally adjudged liable for gross negligence or willful misconduct in performing duties for the Company will not be entitled to indemnification unless a court determines that indemnification is proper under the circumstances. Advancement of expenses is allowed upon receipt of an undertaking to repay should it ultimately be determined that an individual is not entitled to indemnity. The persons protected under this arrangement were Messrs. Williams, Summerford and Moreton, each of whom is a director or officer of First Mississippi. The First Mississippi indemnity arrangement for these individuals terminated at the date of the spinoff, October 20, 1995. As of such date all directors and officers of the Company were provided with new indemnification agreements by the Company on substantially the same terms as stated above.

    ADMINISTRATIVE SERVICES AGREEMENT. In October 1987, the Company and First Mississippi, entered into an Administrative Services Agreement whereby the Company can obtain from First Mississippi services including communications, financial services (accounting, management information, internal audit and tax), human resources, legal, risk management and shareholder services. The fee payable for such services by the Company under the Administrative Services Agreement is negotiated annually (other than the fees for legal services, which are charged at a fixed hourly rate for services over the budgeted amount, and for special projects not contemplated by an approved budget) between the Company and First Mississippi. This fee is determined primarily on a cost reimbursement basis and approved by a majority of the Company's non-employee Directors who are also not affiliated with First Mississippi. The Company paid to First Mississippi for the fiscal year ended June 30, 1995 and the six months ended December 31, 1995 approximately $224,000 and $59,000, respectively. The Company has the right to obtain such services from unaffiliated third parties if it believes that such services can be obtained at a lower cost than the fee paid to First Mississippi. The agreement may be terminated by either party in the event of an uncured material breach of the agreement. As a result of the spinoff on October 20, 1995 the Administrative Services Agreement was amended so that it will terminate on April 19, 1996.

    TAX SHARING AGREEMENT. In October 1987, the Company and First Mississippi entered into a Tax Sharing Agreement for the period during which the Company was a member of the affiliated group of corporations of which First Mississippi is the common parent (the "Affiliated Group"). Under the agreement, the Company accrued income taxes (payable to First Mississippi) as if the Company and its subsidiaries were, since the inception of the agreement on October 28, 1987, a separate affiliated group of corporations filing consolidated income tax returns. In determining the amount of such payments, the Company was potentially bound by tax elections, conventions, treatments or methods utilized by First Mississippi in filing its consolidated income tax returns. The Tax Sharing Agreement also provided for payments in respect of net operating losses and certain other tax benefits by First Mississippi to the Company or, under some circumstances, by the Company to First Mississippi, in taxable years in which the Company was no longer a member of the Affiliated Group. Effective with the spinoff on October 20, 1995 the Tax Sharing Agreement was terminated. In settlement of the Agreement, First Mississippi paid the Company approximately $13.9 million, being the approximate present value of tax credits owed by First Mississippi to the Company, based on certain business and tax election assumptions. The $13.9 million was used to reduce the debt owed by the Company to First Mississippi.

    TAX RULING AGREEMENT. First Mississippi obtained a letter ruling from the Internal Revenue Service in April 1995 providing for the tax-free distribution to its shareholders of its shares of the Company's Common Stock. In September 1995, First Mississippi and the Company entered into the Tax Ruling Agreement which sets forth certain covenants and agreements of the Company relevant to maintaining the tax-free nature of the distribution of the common stock.

    The Tax Ruling Agreement provides that the Company will complete an underwritten public equity of common stock generating aggregate proceeds of at least $50 million prior to April 1996. In late 1995, the Company satisfied this requirement by issuing common stock to the public which generated net proceeds of approximately $137.5 million. The Tax Ruling Agreement also required the Company to repay at least $15 million of debt owed to First Mississippi from the net proceeds of the common equity issue, which repayment occurred in November 1995.

    The Tax Ruling Agreement provides also that the Company will not, prior to one year from the date of the spinoff, enter into any agreement to merge or consolidate with or into any other corporation, to liquidate, to sell or transfer all or substantially all of its assets, to redeem or repurchase any of its capital stock (except for the redemption of the stock of one or more Company employees upon his or her termination) or to issue additional shares of its capital stock (except in connection with the public offering of common stock described above, or issuances pursuant to the Company's employee benefit or compensation plans), unless it first obtains an opinion of counsel or a supplemental ruling from the I.R.S. that such action does not interfere with the Tax Ruling.

    In the event the Company takes such actions or solicits or assists any person or group to commence a tender offer, if such person or group would acquire ownership of 20% or more of the Company's outstanding Common Stock without an opinion or a supplemental I.R.S. ruling, the Company agreed under the Tax Ruling Agreement to indemnify and hold First Mississippi and certain affiliated corporations harmless against any and all federal, state and local taxes, interest penalties and additions thereto imposed upon or incurred by such corporations as a result of such action's effect on the tax free nature of the spinoff.

    Prior to the spin-off, the Company's employees participated in the First Mississippi qualified noncontributory defined benefit pension plan and its 401(k) thrift plan. The Company reimbursed First Mississippi for the pension plan on a proportionate share basis and for the Company matching portion of the employees' contribution to the 401(k) plan. During the fiscal 1995 and the six months ended December 31, 1995, the Company paid $668,000 and $298,000, respectively, in connection with such plans. Such employee participation was terminated effective upon the spin off on October 20, 1995.

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

10(d)       --         FirstMiss  Gold Inc. Amended and Restated Long-Term Incentive Plan, as
                       amended November 14,  1992, which  was filed as  Exhibit 10(i)  Annual
                       Report  on  Form 10-K  for  the fiscal  year  ended June  30,  1993 is incorporated herein by reference.

10(e)       --         Assignment Agreement,  dated  October 28,  1987,  which was  filed  as
                       Exhibit 10.14 to the Company's Form S-1, is incorporated by reference.

10(f)       --         Reserved.

10(g)       --         Gold  Loan  Agreement, dated  November 11,  1987,  which was  filed as
                       Exhibit 10.15  to  Amendment No.  1  to  the Company's  Form  S-1,  is
                       incorporated by reference.

10(h)       --         Indemnity  Agreement, dated as of October 30, 1987, which was filed as
                       Exhibit 10.18  to  Amendment No.  1  to  the Company's  Form  S-1,  is
                       incorporated by reference.

10(i)       --         Credit  Support Agreement,  dated as of  December 30,  1987, which was filed as Exhibit 10.19 to Amendment  No. 1 to the Company's Form  S-1,
                       is incorporated by reference.

10(j)       --         Construction  Deed of  Trust, Assignment of  Rents, Security Agreement
                       and Fixture Filing, dated as of December 30, 1987, which was filed  as
                       Exhibit  10.20  to  Amendment No.  2  to  the Company's  Form  S-1, is
                       incorporated by reference.

10(k)       --         Developer Indemnity Agreement, dated as of January 26, 1988, which was filed as Exhibit 10.21 to Amendment  No. 2 to the Company's Form  S-1,
                       is incorporated by reference.

10(l)       --         Amendment No. 1 to the Gold Production Purchase Agreement, dated as of
                       January  26, 1988, which was filed as Exhibit 10.22 to Amendment No. 2 to the Company's Form S-1, is incorporated by reference.

10(m)       --         Form of Termination  Agreement between  First Mississippi  Corporation and  Charles  M. McAuley  (Company's  Termination Agreement  with such individual contains  identical provisions  to those  contained in  the form), which was filed as Exhibit 10(v) to the Company's Annual Report on  Form 10-K for the fiscal year ended June 30, 1991, is incorporated herein by reference.

10(n)       --         Form of  Termination  Agreement between  the  Company and  Richard  F.
                       Nanna,  Q. Allen  Neal and  Charles M.  McAuley (Company's Termination
                       Agreement with each such  individual contains identical provisions  to those  contained in the form), which was filed as Exhibit 10(w) to the
                       Company's Annual Report on  Form 10-K for the  fiscal year ended  June
                       30, 1991, is incorporated herein by reference.

10(o)       --         Form  of  Addendum to  Termination Agreement  between the  Company and
                       Richard F.  Nanna, Q.  Allen Neal  and Charles  M. McAuley  (Company's
                       Addendum  to Termination Agreement with  each such individual contains identical provisions to those contained in the form), which was  filed as  Exhibit 10(x) to the Company's Annual  Report on Form 10-K for the
                       fiscal year ended June 30, 1991, is incorporated herein by reference.

10(p)       --         Refining  Agreement  between  FMG   Inc.  and  Metalor  USA   Refining
                       Corporation  dated June 1,  1992, which was filed  as Exhibit 10(w) to the Company's Annual  Report on Form  10-K for the  fiscal year  ended
                       June 30, 1992, is incorporated herein by reference.

10(q)       --         Amendment  to  Refining Agreement  between  FMG Inc.  and  Metalor USA
                       Refining Corporation dated May  27, 1993, which  was filed as  Exhibit
                       10(x)  to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, is incorporated herein by reference.

10(r)       --         Mine Operating Contract  between FMG Inc.  and N.A. Degerstrom,  Inc., dated July 1, 1991, which was filed as Exhibit 10(aa) to the Company's
                       Annual Report on Form 10-K for the fiscal year ended June 30, 1991, is incorporated herein by reference.

10(s)       --         Oxygen  Supply Agreement, dated August 27,  1987, and Air Rights Lease
                       Agreement, dated as of  August 27, 1987, which  were filed as  Exhibit
                       10(j)  to the Company's Annual Report on  Form 10-K for the year ended
                       June 30, 1989, are incorporated herein by reference.

10(t)       --         Mine Contract  between FMG  Inc. and  J.S. Redpath  Corporation  dated
                       August  30, 1993, which  was filed as Exhibit  10(bb) to the Company's
                       Form 10-K for  the fiscal year  ended June 30,  1994, is  incorporated herein by reference.

10(u)       --         Amendment   to   Administrative  Services   Agreement   between  First
                       Mississippi and the Company dated August  29, 1995, which was filed  a
                       Exhibit  10(cc) to the  Company's Form 10-K for  the fiscal year ended
                       June 30, 1995, is incorporated herein by reference.

10(v)       --         Form of Termination Agreement between  the Company and G.W.  Thompson,
                       Donald  S. Robson,  R. David Russell  and Donald  O. Miller (Company's
                       Termination Agreement  with each  such individual  contains  identical provisions to those contained in the form), which was filed as Exhibit
                       10(dd)  to the Company's Form 10-K for  the fiscal year ended June 30,
                       1995, is incorporated herein by reference.

10(w)       --         Promissory Note by  the Company  in favor of  First Mississippi  dated
                       February  1, 1995, which was filed  as Exhibit 10(ee) to the Company's
                       Form 10-K for  the fiscal year  ended June 30,  1995, is  incorporated herein by reference.

10(x)       --         Restricted Stock Award Agreement between the Company and G.W. Thompson dated  August  22, 1994,  which  was filed  as  Exhibit 10(ff)  to the
                       Company's Form  10-K for  the  fiscal year  ended  June 30,  1995,  is incorporated herein by reference.

10(y)       --         Post Spin-Off Agreement dated as of September 24, 1995, by and between
                       First Mississippi and the Company, which was filed as Exhibit 10(a) to the  Company's  Report  on  Form  8-K  dated  September  24,  1995, is incorporated by reference herein.

10(z)       --         Tax Ruling Agreement dated  as of September 24,  1995, by and  between
                       First Mississippi and the Company, which was filed as Exhibit 10(b) to the  Company's  Report  on  Form  8-K  dated  September  24,  1995, is incorporated by reference herein.

10(aa)      --         Loan Agreement dated as  of September 24, 1995,  by and between  First
                       Mississippi  and the Company, which was  filed as Exhibit 10(c) to the
                       Company's Report on Form 8-K dated September 24, 1995, is incorporated by reference herein.

10(bb)      --         Amended Tax Sharing Agreement dated as  of September 24, 1995, by  and between  First Mississippi and the Company, which was filed as Exhibit
                       10(d) to the Company's Report on Form 8-K dated September 24, 1995, is incorporated by reference herein.

10(cc)      --         Loan Agreement  dated as  of September  24, 1995  by and  between  The
                       Toronto Dominion Bank and the Company.

21.         --         List of subsidiaries of the Company.

23.         --         Consent  of KPMG Peat  Marwick LLP regarding  incorporation of reports into Registration Statements.

27.         --         Financial Data Schedule.

    Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the Commission upon request.

REPORTS ON FORM 8-K

    On  November 3, 1995, the Company filed a report on Form 8-K reporting under
Item 1(a) of Form 8-K the distribution of 14,750,000 shares of the Company's common stock on October 20, 1995 by First Mississippi Corporation to First Mississippi Corporation's shareholders.

    On November 17, 1995, the Company filed a report on Form 8-K filing the underwriting agreement and certain opinions and consents of legal counsel in connection with the Company's public offering of common stock.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRSTMISS GOLD INC.

Date:                                         By:           /s/ G.W. THOMPSON
                                              ------------------------------------------
                                                           G.W. Thompson,
                                                 PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                         TITLE                           DATE
--------------------------------------------------  ------------------------------------------  -----------------

                /s/G. W. THOMPSON                   President and Chief Executive Officer       March 20, 1996
                  G. W. Thompson                      (Principal Executive Officer) and
                                                      Director

               /s/DONALD S. ROBSON                  Vice President and Chief Financial Officer  March 20, 1996
                 Donald S. Robson                     (Principal Financial Officer)

                /s/ROGER D. PALMER                  Controller                                  March 20, 1996
                 Roger D. Palmer                      (Principal Accounting Officer)

              /s/J. KELLEY WILLIAMS                 Director and Chairman of the Board of       March 20, 1996
                J. Kelley Williams                    Directors

                 /s/CECIL ALVAREZ                   Director                                    March 20, 1996
                  Cecil Alvarez

               /s/WALTER A. DREXEL                  Director                                    March 20, 1996
                 Walter A. Drexel

               /s/ROBERT C. HORTON                  Director                                    March 20, 1996
                 Robert C. Horton

                /s/PETE INGERSOLL                   Director                                    March 20, 1996
                  Pete Ingersoll

              /s/CHARLES P. MORETON                 Director                                    March 20, 1996
                Charles P. Moreton

             /s/R. MICHAEL SUMMERFORD               Director                                    March 20, 1996
              R. Michael Summerford

                /s/ROBERT L. ZERGA                  Director                                    March 20, 1996
                 Robert L. Zerga

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT..........................................................        F-2

CONSOLIDATED BALANCE SHEETS--
  December 31, 1995, June 30, 1995 and 1994...........................................        F-3

CONSOLIDATED STATEMENTS OF OPERATIONS--
  Six Months Ended December 31, 1995 and Years Ended June 30, 1995, 1994 and 1993.....        F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--
  Six Months Ended December 31, 1995 and Years Ended June 30, 1995, 1994 and 1993.....        F-5

CONSOLIDATED STATEMENT OF CASH FLOWS--
  Six Months Ended December 31, 1995 and Years Ended June 30, 1995, 1994 and 1993.....        F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
  December 31, 1995, June 30, 1995 and 1994...........................................        F-7

    All supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
FIRSTMISS GOLD INC.:

    We have audited the accompanying consolidated balance sheets of FirstMiss Gold Inc. and subsidiary as of December 31, 1995, June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six months ended December 31, 1995 and each of the years in the three-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstMiss Gold Inc. and subsidiary as of December 31, 1995, June 30, 1995 and 1994, and the results of their operations and their cash flows for the six months ended December 31, 1995 and each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

    As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, as of July 1, 1993.

                                          KPMG Peat Marwick LLP

Denver, Colorado
February 7, 1996

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1995, JUNE 30, 1995 AND 1994
                           (IN THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                                   JUNE 30,
                                                                               DECEMBER 31,  --------------------
                                                                                   1995        1995       1994
                                                                               ------------  ---------  ---------
Current assets:
  Cash and cash equivalents..................................................   $  114,633   $     595  $   1,979
  Trade accounts receivable..................................................        3,812       1,709      2,190
  Inventories:
    Ore and ore in process...................................................        2,088       2,459      7,488
    Materials and supplies...................................................        7,662       7,095      5,266
                                                                               ------------  ---------  ---------
        Total inventories....................................................        9,750       9,554     12,754
                                                                               ------------  ---------  ---------
Prepaid expenses and other current assets....................................        1,408         728        181
Deferred hedging gains, net..................................................        1,046          --         --
Deferred income taxes due from First Mississippi (note 9)....................           --       2,581      2,581
        Total current assets.................................................      130,649      15,167     19,685
                                                                               ------------  ---------  ---------
Property, plant and equipment, net (notes 3 and 4)...........................       79,844      67,689     66,798
Deferred income taxes due from First Mississippi (note 9)....................           --       2,264      2,264
                                                                               ------------  ---------  ---------
        Total assets.........................................................   $  210,493   $  85,120  $  88,747
                                                                               ------------  ---------  ---------
                                                                               ------------  ---------  ---------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................   $    4,711   $   6,595  $   5,165
  Payable to First Mississippi (note 8)......................................          242       1,943        910
  Income taxes payable to First Mississippi (note 9).........................           --         402         74
  Current portion of capital lease obligation................................          844          --         --
  Other accrued expenses.....................................................          702         505        555
                                                                               ------------  ---------  ---------
        Total current liabilities............................................        6,499       9,445      6,704
                                                                               ------------  ---------  ---------
Notes payable to First Mississippi (note 8)..................................       23,771      40,900     29,339
Capital lease obligations, less current installments.........................        4,387          --         --
Accrued reclamation costs....................................................        2,961       3,031      2,985
Deferred income tax liability (note 9).......................................        8,611          --         --
Stockholders' equity (notes 2, 6 and 12):
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued..............................................................           --          --         --
  Common stock, par value $.01 per share; 50,000,000 shares authorized;
    issued and outstanding 25,657,600 shares at December 31, 1995, 18,182,600
    shares at June 30, 1995 and 18,111,500 shares at June 30, 1994...........          257         182        181
  Contributed and paid-in capital............................................      171,722      34,285     33,862
  Retained earnings (accumulated deficit)....................................       (7,708)     (2,681)    15,676
  Unearned compensation......................................................           (7)        (42)        --
                                                                               ------------  ---------  ---------
        Total stockholders' equity...........................................      164,264      31,744     49,719
                                                                               ------------  ---------  ---------
Commitments (notes 6, 7, 10 and 11)
        Total liabilities and stockholders' equity...........................   $  210,493   $  85,120  $  88,747
                                                                               ------------  ---------  ---------
                                                                               ------------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               SIX MONTHS ENDED DECEMBER 31, 1995 AND YEARS ENDED
                          JUNE 30, 1995, 1994 AND 1993
              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                    SIX MONTHS
                                                                      ENDED            YEAR ENDED JUNE 30,
                                                                   DECEMBER 31,  --------------------------------
                                                                       1995         1995       1994       1993
                                                                   ------------  ----------  ---------  ---------
Net sales........................................................   $   34,425   $   71,485  $  95,150     78,773
Cost of sales....................................................       35,956       69,775     82,131     75,254
                                                                   ------------  ----------  ---------  ---------
        Gross margin.............................................       (1,531)       1,710     13,019      3,519
Exploration expenses.............................................          628        3,776      4,049      2,803
Abandonment and impairment of mineral properties (note 3)........           --       11,531         --        256
Selling, general and administrative expenses (note 8)............        2,054        2,659      1,745      2,021
                                                                   ------------  ----------  ---------  ---------
        Earnings (loss) from operations..........................       (4,213)     (16,256)     7,225     (1,561)
Interest expense, net (notes 5 and 8)............................       (2,634)      (1,805)    (1,776)    (1,705)
Interest and other income........................................          936          132        150        180
                                                                   ------------  ----------  ---------  ---------
        Earnings (loss) before income taxes and cumulative effect
          of change in accounting principle......................       (5,911)     (17,929)     5,599     (3,086)
Income tax expense (benefit).....................................         (884)         428      1,300       (617)
                                                                   ------------  ----------  ---------  ---------
        Earnings (loss) before cumulative effect of change in
          accounting principle...................................       (5,027)     (18,357)     4,299     (2,469)
Cumulative effect of change in accounting for income taxes (note
  9).............................................................           --           --      1,350         --
                                                                   ------------  ----------  ---------  ---------
        Net earnings (loss)......................................   $   (5,027)  $  (18,357) $   5,649  $  (2,469)
                                                                   ------------  ----------  ---------  ---------
                                                                   ------------  ----------  ---------  ---------
Earnings (loss) per common share:
  Before cumulative effect of accounting change..................  $     (0.25 ) $    (1.01) $    0.24  $   (0.14)
  Cumulative effect of accounting change.........................           --           --       0.07         --
                                                                   ------------  ----------  ---------  ---------
                                                                   $     (0.25 ) $    (1.01) $    0.31  $   (0.14)
                                                                   ------------  ----------  ---------  ---------
                                                                   ------------  ----------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED DECEMBER 31, 1995 AND
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                    (IN THOUSANDS OF DOLLARS, EXCEPT SHARES)

                                                                                                            RETAINED
                                                                COMMON     CONTRIBUTED                      EARNINGS
                                              COMMON STOCK       STOCK     AND PAID-IN      UNEARNED      (ACCUMULATED
                                            NUMBER OF SHARES    AMOUNT       CAPITAL      COMPENSATION      DEFICIT)
                                            ----------------  -----------  -----------  ----------------  ------------
Balance at July 1, 1992...................      18,000,200     $     180    $  33,430      $      (4)      $   12,496

  Issuance of shares......................         111,300             1          432              2           (2,469)
  Amortization of unearned compensation...              --            --           --             --               --
  Net loss                                              --            --           --             --               --
                                            ----------------       -----   -----------           ---      ------------
Balance at June 30, 1993..................      18,111,500           181       33,862             (2)          10,027

  Amortization of unearned compensation...              --            --           --              2            5,649
  Net earnings............................              --            --           --             --               --
                                            ----------------       -----   -----------           ---      ------------
Balance at June 30, 1994..................      18,111,500           181       33,862             --           15,676

  Issuance of shares......................          71,100             1          363             --               --
  Issuance of restricted stock awards.....              --            --           60            (60)              --
  Amortization of unearned compensation...              --            --           --             18               --
  Net loss................................              --            --           --             --          (18,357)
                                            ----------------       -----   -----------           ---      ------------
Balance at June 30, 1995..................      18,182,600           182       34,285            (42)          (2,681)

  Issuance of shares......................       7,475,000            75      137,437             --               --
  Amortization of unearned compensation...              --            --           --             35               --
  Net loss................................              --            --           --             --           (5,027)
                                            ----------------       -----   -----------           ---      ------------
Balance at December 31, 1995..............      25,657,600     $     257    $ 171,722      $      (7)      $   (7,708)
                                            ----------------       -----   -----------           ---      ------------
                                            ----------------       -----   -----------           ---      ------------

          See accompanying notes to consolidated financial statements.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED DECEMBER 31, 1995 AND
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993
                           (IN THOUSANDS OF DOLLARS)

                                                                                        YEAR ENDED JUNE 30,
                                                               SIX-MONTHS ENDED   -------------------------------
                                                               DECEMBER 31, 1995    1995       1994       1993
                                                               -----------------  ---------  ---------  ---------
Cash flows from operating activities:
  Net earnings (loss)........................................      $  (5,027)       (18,357)     5,649     (2,469)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in ) operating activities:
    Depreciation and depletion...............................          4,078          9,514     13,459     13,525
    Amortization.............................................             --          5,031      9,920        203
    Abandonment and impairment of mineral properties and
      inventory..............................................             --         11,531         --      1,756
    Deferred income taxes, including cumulative effect of
      change in accounting principle.........................           (884)            --     (3,204)    (1,627)
    Loss (gain) on disposal or write-down of assets..........             --             32         13        (12)
    Deferred compensation....................................             35             18          2          2
    Deferred hedging gain, net...............................         (1,046)            --         --         --
    Net change in operating assets and liabilities, net of
      noncash activity:
      Trade accounts receivable..............................         (2,103)           481       (228)      (308)
      Inventories............................................           (196)         3,200     (3,188)     1,556
      Prepaid expenses and other current assets..............           (680)          (547)        55        (65)
      Accounts payable.......................................         (1,884)         1,430     (3,818)     4,080
      Payable to First Mississippi...........................          1,747          3,313      4,723      1,020
      Income taxes payable to First Mississippi..............           (402)           328     (1,846)       510
      Other accrued expenses.................................            197            (50)      (149)      (782)
      Accrued reclamation costs..............................            (70)            46        549        947
                                                                    --------      ---------  ---------  ---------
        Cash provided by (used in) operating activities......         (6,235)        15,970     21,937     18,336
                                                                    --------      ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures.......................................        (10,718)       (26,883)   (10,451)    (5,555)
  Proceeds from sale of property.............................             --            203         15         51
  Deferred stripping costs...................................             --           (318)    (4,612)   (11,244)
                                                                    --------      ---------  ---------  ---------
        Cash used by investing activities....................        (10,718)       (26,998)   (15,048)   (16,748)
                                                                    --------      ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock.....................        137,513            363         --        433
  Proceeds from long-term debt...............................         14,350         10,428      1,200      8,500
  Repayments on long-term debt...............................        (20,588)        (1,147)        --         --
  Principal payments under capital lease obligation..........           (284)            --         --         --
  Purchase of gold for repayment of gold loan................             --             --     (9,800)   (13,363)
  Proceeds from issuance of convertible debentures...........             --             --         --         12
                                                                    --------      ---------  ---------  ---------
        Cash provided (used) by financing activities.........        130,991          9,644     (8,600)    (4,418)
                                                                    --------      ---------  ---------  ---------
        Net increase (decrease) in cash and cash
          equivalents........................................        114,038         (1,384)    (1,711)    (2,830)
Cash and cash equivalents at beginning of year...............            595          1,979      3,690      6,520
                                                                    --------      ---------  ---------  ---------
Cash and cash equivalents at end of year.....................      $ 114,633            595      1,979      3,690
                                                                    --------      ---------  ---------  ---------
                                                                    --------      ---------  ---------  ---------
Supplemental disclosures:
  Interest paid during the year, net of amounts
    capitalized..............................................      $      87             48        292        554
                                                                    --------      ---------  ---------  ---------
                                                                    --------      ---------  ---------  ---------
  Income taxes paid to First Mississippi.....................      $      --             --      2,000        500
                                                                    --------      ---------  ---------  ---------
                                                                    --------      ---------  ---------  ---------

Supplemental noncash financing activities:

  In the six months ended December 31, 1995 and the years ended June 30, 1995, 1994 and 1993, $3,048,000, $2,280,000, $1,505,000 and $898,000, respectively, of interest payable to First Mississippi was transferred to the principal balance of notes payable to First Mississippi.

  In the six months ended December 31, 1995, $13,900,000 of income taxes receivable from First Mississippi was used as a reduction of the balance of the notes payable to First Mississippi. In 1994, $3,000,000 of income taxes payable to First Mississippi was transferred to the principal balance of notes payable to First Mississippi.

  Capital lease obligations of $5,515,000 were incurred to acquire equipment during the six month period ended December 31, 1995.

          See accompanying notes to consolidated financial statements.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  OWNERSHIP AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) OWNERSHIP AND OPERATIONS

    FirstMiss Gold Inc. (the Company) was incorporated in August 1987 as a subsidiary of First Mississippi Corporation (First Mississippi). On October 20, 1995, First Mississippi distributed its 81% interest in the Company's common stock to First Mississippi shareholders, and in November and December 1995 the Company completed an equity offering of 7,475,000 common shares.

    FirstMiss Gold Inc. is engaged principally in financing, developing and operating gold mining projects and conducting exploration for gold in Nevada. The Company sold the majority of its primary product, gold, to one U.S. customer during the periods ended December 31, 1995, June 30, 1995, 1994, and 1993. Given the nature of the commodity being sold and because other potential purchasers of gold exist, the Company believes that the loss of such customer would not adversely affect its operations.

    The Getchell Underground mine and the Turquoise Ridge underground mine are located on the Company's Getchell property. Commercial production from the Gretchell Underground mine began in May 1995, while construction of the Turquoise Ridge underground mine began in January 1996. The property is located in the Potosi Mining District on the eastern side of the Osgood Mountain Range, approximately 35 miles northeast of Winnemucca, Nevada. The Getchell Property consists of approximately 18,900 acres of unpatented load and mill site mining claims and 14,100 acres of fee land owned by the Company.

  (B) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which for the Company, are not materially different from international accounting standards. Management makes various estimates and assumptions in determining the reported amounts of assets, liabilities, revenues and expenses for each period presented, and in the disclosures of commitments and contingencies. Changes in these estimates and assumptions will occur as a result of the passage of time and the occurrence of future events, and actual results will differ from those estimates.

  (C) CASH AND CASH EQUIVALENTS

    For the purposes of the consolidated statements of cash flows, the Company considers all debt and highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1995 consist of commercial paper and U.S. and Canadian Treasury obligations denominated in U.S. dollars.

  (D) INVENTORIES

    Inventories of ore, ore in process and finished goods are stated at the lower of average cost or net realizable value. Materials and supplies are stated at the lower of average cost or replacement cost.

    The Company provides an allowance for obsolescence for certain materials and supplies inventory items. The allowance is based on estimates of inventory salvage value and anticipated usage over the estimated life of the mine. At December 31, 1995, June 30, 1995 and 1994, the allowance for obsolescence was $1,458,000, $1,229,000 and $1,169,000, respectively.

  (E) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  CAPITALIZATION OF INTEREST

    Interest is capitalized on expenditures related to construction or development projects actively being prepared for their intended use. Capitalization is discontinued when the asset enters commercial operation or development ceases.

  MINERAL EXPLORATION AND MINE DEVELOPMENT

    Exploration costs are charged to expense as incurred, as are development costs for projects not yet determined by management to be commercially feasible. Expenditures for mine development are capitalized when the properties are determined to have development potential but are not yet producing. Mine development costs incurred to access reserves on producing mines are also capitalized.

  MINERAL PROPERTIES

    Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimates of proven and probable reserves, future prices, operating costs, capital requirements and reclamation costs.

  DEFERRED STRIPPING COSTS

    To properly match waste removal costs with revenue from gold sales, mining costs associated with waste rock removal were deferred and charged to operations on the basis of the estimated average stripping ratio for the life of each individual ore body. The average stripping ratio is calculated as a ratio of the tons of waste rock material estimated to be removed and the tons of ore estimated to contain recoverable gold.

  (F) DEPRECIATION, DEPLETION AND AMORTIZATION

    Property, plant and equipment with useful lives as long or longer than existing ore reserves are depreciated or depleted using the units-of-production method. Plant and equipment with useful lives shorter than existing ore reserves are depreciated using the straight-line method. Capitalized development costs and development costs estimated to be incurred over the life of the mine, are depleted on a units of production method. Depreciation and depletion rates are subject to periodic review to ensure that asset costs are amortized over their useful lives.

    Depletion is computed on a units-of-production method based on the ratio of tons of ore mined or ounces of gold produced during the period, to the estimated total proven and probable reserves of the related property.

  (G) RECLAMATION OF MINING AREAS

    A liability has been established for estimated costs for restoring certain disturbed mining and milling areas to comply with existing reclamation standards. Such costs are charged to operations on a units-of-production basis over the life of the mine. The amount accrued is based on management's estimate of reclamation costs to be incurred, $4,800,000 at December 31, 1995, considering environmental and regulatory requirements. Accrued reclamation costs are subject to a review by management on a regular basis and are revised when appropriate for changes in future estimated costs or regulatory requirements.

    The Company performs concurrent reclamation to the extent possible, however, the majority of the accrued costs are anticipated to be expended at the end of the mine life which, based on existing reserves, is estimated to be 2003.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (H) REVENUE RECOGNITION

    Revenue from spot sales are recorded when title passes to the buyer. Revenue from shipments under forward sales agreements are recorded at the settlement date of the agreements. Proceeds from the gold loan, repaid in full on June 30, 1994, were accounted for as deferred revenue and recognized in income at the rate of $475 per ounce of gold.

    Total ounces of gold sold were:

PERIOD                                                                       GOLD OUNCES SOLD
---------------------------------------------------------------------------  -----------------
Six months ended December 31, 1995.........................................         85,627
Year ended June 30, 1995...................................................        184,298
Year ended June 30, 1994...................................................        243,826
Year ended June 30, 1993...................................................        210,644

    For the year ended June 30, 1995, gold ounces sold does not include 14,939 ounces of gold sold from properties under development, the revenue from which was credited to mine development costs.

  (I) HEDGING TRANSACTIONS

    The Company enters into hedging transactions which not only provide a minimum price for future production but also allow the Company to take advantage of increases in the gold price. Hedging transactions have included the purchase of spot deferred contracts and obtaining gold loans. Gains and losses from hedging activities are recognized in sales on a basis consistent with the hedged item. Gains and losses on early termination of hedging contracts are deferred until the hedged items are recognized in sales. Gains and losses on spot deferred deliveries rolled into future periods are recognized at the originally scheduled delivery date.

  (J) AMORTIZATION OF DEFERRED LOAN COSTS

    Deferred loan costs are amortized over the term of the related loan using the interest method. Amortization charged to expense for the years ended June 30, 1994 and 1993, was $75,000 and $203,000, respectively. Deferred loan costs were fully amortized at June 30, 1994.

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

    Prior to the settlement of the tax sharing agreement described in notes 2 and 9, the Company had a tax sharing and allocation agreement with First Mississippi under which the Company made payments to First Mississippi in respect to federal, state and local income taxes and state franchise taxes as if it were a separate corporation, not affiliated with First Mississippi, filing separate income tax returns.

    Under the provisions of the tax sharing agreement, First Mississippi was required to reimburse the Company for any deduction, credit or allowance which had been utilized by First Mississippi and subsidiaries in the consolidated tax returns at such time as the Company could have utilized the underlying tax assets if it had filed federal and state income tax returns computed on a separate return basis. In addition, the

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
Company was required to pay First Mississippi for the estimated income tax liability of the Company for the taxable year, to be computed as though the Company were reporting its taxable income or loss on a separate return basis.

  (L) EARNINGS PER SHARE

    Earnings per share is calculated based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period, and were 19,857,000 for the six months ended December 31, 1995, 18,139,000 for the year ended June 30, 1995, 18,150,000 for the year ended June 30, 1994 and 18,024,000 for the year ended June 30, 1993.

  (M) RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the 1995 financial statement presentation.

(2)  SPIN-OFF BY FIRST MISSISSIPPI AND EQUITY OFFERING

    On September 24, 1995, First Mississippi's board of directors approved the spin-off of First Mississippi's stock in the Company to First Mississippi shareholders of record on October 10, 1995. On October 20, 1995, First Mississippi distributed its 81% interest in the Company to First Mississippi shareholders. In connection with this spin-off, on September 24, 1995, the Company entered into certain agreements with First Mississippi, including a loan agreement for the outstanding balances due from the Company to First Mississippi at the date of the spin-off (described in note 8(a)), an agreement to settle certain tax sharing arrangements (see note 9) and an agreement to undertake a public offering of at least $50 million prior to April 28, 1996. In addition, the Company entered into a $20 million credit facility with The Toronto-Dominion Bank (see note 5).

    On November 21, 1995, the Company completed an equity offering of 6,500,000 common shares which, together with the underwriter's exercise of a 975,000 common share over-allotment option on December 15, 1995, resulted in net proceeds to the Company of $137.5 million after offering costs and expenses of $8,250,000.

(3)  ABANDONMENTS AND IMPAIRMENT OF MINING ASSETS

    As discussed in note 1, when circumstances warrant, the Company performs property evaluations to assess the recoverability of its mining properties and investments. Mining in the Main Pit was discontinued in July 1995 after a geotechnical monitoring program, initiated in June 1995, indicated that continued mining in the Main Pit would likely destabilize the pit wall. This event combined with lower grades and higher than anticipated costs, made it unlikely that the Company would recover the remaining proven and probable reserves in the Main Pit. Accordingly, the remaining pit development costs of $5,475,000 and deferred stripping costs of $3,613,000 were written off at June 30, 1995.

    In the fiscal year ended June 30, 1995, the Company's $2,324,000 investment in the Silver Bar property was written off through a charge to operations. The write off was a result of the Company's decision to commit its exploration and development resources to the Getchell property, silver prices which were lower than those required to economically develop the prospect and unsuccessful attempts to sell Silver Bar. Additional exploration prospects with a recorded value of $119,000 were abandoned during the year ended June 30, 1995.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at December 31, 1995, June 30, 1995 and 1994 consisted of:

                                                                   DECEMBER 31,   JUNE 30,    JUNE 30,
                                                                       1995         1995        1994
                                                                   ------------  ----------  ----------
                                                                              (IN THOUSANDS)
Properties under development.....................................   $   11,856   $    8,979  $    6,449
Undeveloped properties...........................................           --           --       2,471
Producing mining properties......................................       43,124       36,238      32,169
Plant, machinery and equipment...................................       97,454       91,183      85,980
Furniture and fixtures...........................................          650          451         426
                                                                   ------------  ----------  ----------
                                                                       153,084      136,851     127,495
Less accumulated depreciation and depletion......................       73,240       69,162      69,022
                                                                   ------------  ----------  ----------
  Net depreciable property, plant and equipment..................       79,844       67,689      58,473
Deferred stripping costs, net of amortization....................           --           --       8,325
                                                                   ------------  ----------  ----------
  Net property, plant and equipment..............................   $   79,844   $   67,689  $   66,798
                                                                   ------------  ----------  ----------
                                                                   ------------  ----------  ----------

    Properties under development consists of construction and other costs related to facilities not yet completed and placed in service. The cost of undeveloped properties is reclassified to developed properties when management determines that the project is commercially productive.

    Interest capitalized, depreciation and depletion expense and amortization of deferred stripping costs are as follows:

                                               SIX-MONTHS
                                                 ENDED                 YEAR ENDED JUNE 30,
                                              DECEMBER 31,  ------------------------------------------
                                                  1995          1995          1994           1993
                                              ------------  ------------  -------------  -------------
Interest capitalized........................   $  402,000   $  1,159,000  $     221,000  $      43,000
Depreciation and depletion expense..........    4,078,000      9,514,000     13,459,000     13,525,000
Amortization of deferred stripping
  costs.....................................           --      5,031,000      9,920,000        203,000

(5)  DEBT AND GOLD LOAN

  (A) THE TORONTO-DOMINION BANK LOAN FACILITY

    In September  1995,  the Company  entered  into  a loan  facility  with  The
Toronto-Dominion Bank, which provided for $20 million of term loans to the Company (the Facility). The Facility was established to finance the development of the Turquoise Ridge reserves between the spin-off and the equity offering. The Company paid fees of $1,055,000 related to the Facility. The Company borrowed $5,500,000 under the Facility on October 20, 1995, which was repaid in full upon completion of the November 21, 1995 equity offering. Interest on the outstanding indebtedness accrued at 3% over the LIBOR rate for each month during which the advances were outstanding. The Facility was terminated in full upon payment of the obligation.

  (B) GOLD LOAN AND CREDIT AGREEMENT

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

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Pursuant to the gold loan agreements, FMG was required to enter into a forward sales arrangement, covering 202,600 ounces of gold. Under this agreement, during 1994 and 1993, FMG sold 47,000 and 40,000 ounces, respectively, at $400 per ounce. All commitments under the agreement were fulfilled as of June 30, 1994.

(6)  PENSION, 401(K) AND LONG-TERM INCENTIVE PLANS

    Prior to the spin-off, the Company's employees participated in the First Mississippi qualified noncontributory defined benefit pension plan. In connection with spin-off, the Company agreed to establish its own qualified noncontributory defined benefit pension plan. In turn, First Mississippi agreed to (i) maintain the administration and funding of accrued benefits at the spin-off date for all vested Company employees, and (ii) transfer funds to the Company's plan equal to the actuarially determined pension liability of the non vested Company employees in the First Mississippi Plan.

    The Company's plan will cover all full-time permanent employees. The benefits are based on years of service and participants' compensation during the last five years of employment. Under the plan, an employee becomes a participant following six months of service, provided that the employee is regularly employed for at least 1,000 hours per year. Pension expense was $195,000, $451,000, $412,000 and $374,000 for the six months ended December 31, 1995 and years ended June 30, 1995, 1994 and 1993, respectively.

    At December 31, 1995, First Mississippi has not yet transferred funds, and therefore the liability, for unvested Company employees previously covered under the First Mississippi Plan. Based on the information available, the Company believes that the impact of the post spin-off events on the Company's financial statements is not material.

    Substantially all employees who have completed six months of service are eligible to participate in the Company's 401(k) thrift plan. Under the plan, employees may elect to contribute from 1% to 16.8% of monthly base pay, with the Company providing matching contributions up to 4% of monthly base pay. Total expense under the plan amounted to $103,000, $217,000, $195,000 and $181,000 for the six months ended December 31, 1995, and the years ended June 30, 1995, 1994 and 1993, respectively.

    Directors, officers and certain key employees of the Company participate in a long-term incentive plan under which the Company has reserved 900,000 shares of common stock for issuance. Awards may be in the form of stock options, options to purchase debentures convertible into common stock or convertible preferred stock, stock appreciation rights, performance units, restricted stock, supplemental cash and such other forms as the Board of Directors may direct. Stock options may be incentive stock options or nonqualified stock options. The Board of Directors in its discretion will determine the recipients and the amounts of all awards. Options outstanding will expire in 1998 through 2004 unless exercised. The debenture options outstanding give the holder the right to purchase a debenture from the Company, which is convertible into preferred stock which is then convertible into common stock of the Company at the original option price. As of December 31, 1995, awards for 35,575 common shares remained available for granting until the plan terminates in 1997.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Changes in stock options and debenture options during the six months ended December 31, 1995 and the years ended June 30, 1995, 1994 and 1993 are as follows:

                                                          STOCK OPTIONS                  DEBENTURE OPTIONS
                                                  ------------------------------  -------------------------------
                                                  NUMBER OF    OPTION PRICE PER   NUMBER OF    OPTION PRICE PER
                                                    SHARES          SHARE          SHARES           SHARE
                                                  ----------  ------------------  ---------  --------------------
Outstanding at June 30, 1993....................     125,000        $4.375          100,300     3.25 - 10.1875
  Granted.......................................      60,200        6.6875            5,000         6.375
  Expired or canceled...........................      (2,300)       6.6875           (3,000)     7.625 - 9.75
                                                  ----------                      ---------
Outstanding at June 30, 1994....................     182,900    4.375 - 6.6875      102,300     3.25 - 10.1875
  Granted.......................................     246,349    7.25 - 11.4375        1,000        9.53125
  Exercised.....................................     (47,600)   6.6875 - 7.25       (13,500)    3.25 - 10.1875
  Expired or canceled...........................    (129,700)   4.375 - 6.6875      (20,300)    7.625 - 9.750
                                                  ----------                      ---------
Outstanding at June 30, 1995....................     251,949   4.375 - 11.4375       69,500     3.25 - 10.1875
                                                  ----------                      ---------
  Granted.......................................     207,376        20.25                --
                                                  ----------                      ---------
Outstanding at December 31, 1995................     459,325    4.375 - 20.25        69,500     3.25 - 10.1875
                                                  ----------                      ---------
                                                  ----------                      ---------

    In August 1994, a restricted stock award of 10,000 common shares was granted. Under the terms of the restricted stock award and as a result of the spin-off and subsequent equity offering completed in November 1995 (see note 2), the restricted stock award vested in February 1996. No restricted stock awards were granted during the six months ended December 31, 1995 or during the years ended June 30, 1994 and 1993.

(7)  HEDGING ACTIVITIES AND COMMITMENTS

    The Company's principal product is gold. As such, the Company is subject to price risk from fluctuating gold prices. The Company uses hedging transactions to protect earnings and cash flows from the impact of short-term declines in gold prices. At December 31, 1995, the Company had commitments under spot deferred sales contracts for the delivery of gold as follows:

           DELIVERY DATE                  PRICE RANGE        OUNCES
------------------------------------  --------------------  ---------
Year ending December 31, 1996          $387.63 - $420.56      104,100

    Based on the market price of gold on December 31, 1995, the unrealized gain on these contracts is $1,559,000. Risk of loss arises from the possible inability of the counterparty to fulfill its obligations under the contracts and from changes in the Company's anticipated gold production.

(8)  RELATED PARTY TRANSACTIONS

  (A) NOTES PAYABLE

    As discussed in note 2, contemporaneously with the spin-off, the Company and First Mississippi executed a promissory note, whereupon all promissory notes previously entered into between the two companies were canceled. The principal balance of the promissory note is equal to the indebtedness of the Company to First Mississippi for advances and accrued interest thereon, as of the date of the spin-off, net of the $13,900,000 receivable resulting from the settlement of the tax sharing agreement (see note 9).

    The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. Interest on the note accrues at a LIBOR-based rate (6.25% at December 31, 1995) and is payable based on the LIBOR period selected by the Company (one month, three month, six month or one year).

    At  June 30,  1995 and  1994, the  Company had  $40,900,000 and $29,339,000,
respectively, outstanding pursuant to notes payable to First Mississippi. Interest accrued at the prime rate plus 0.75% and, if unpaid, was added to the balance due under the notes.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    Accrued interest and income taxes payable transferred to notes payable and interest expense on common due First Mississippi are as follows:

                                         SIX MONTHS
                                           ENDED                YEAR ENDED JUNE 30,
                                        DECEMBER 31,  ----------------------------------------
                                            1995          1995          1994          1993
                                        ------------  ------------  ------------  ------------
Accrued interest payable transferred
  to notes payable....................    3,048,000      2,280,000     1,505,000       898,000
Income tax payable transferred to
  notes payable.......................           --             --     3,000,000            --
Interest expense net of capitalized
  interest............................   $1,278,000   $  1,801,000  $  1,730,000  $  1,063,000

  (B) ADMINISTRATIVE CHARGES

    The Company had an administrative services agreement with First Mississippi which was terminated in conjunction with the spin-off. Prior to termination, the Company reimbursed First Mississippi on a fee basis determined annually. Under this agreement, the Company reimbursed First Mississippi approximately $59,000, $224,000, $139,000 and $148,000 for the six months ended December 31, 1995 and years ended June 30, 1995, 1994 and 1993, respectively. Direct expenses incurred by First Mississippi on behalf of the Company were charged to the Company based on the actual costs incurred.

    The Company reimbursed First Mississippi approximately $220,000, $327,000, $214,000 and $141,000 for the six months ended December 31, 1995 and years ended June 30, 1995, 1994 and 1993, respectively, for insurance premiums paid by First Mississippi on behalf of the Company.

(9)  INCOME TAXES

    Until the spin-off, the Company and First Mississippi operated under the terms of a Tax Sharing Agreement. In connection with the spin-off, First Mississippi and the Company entered into an Amended Tax Sharing Agreement. The Amended Tax Sharing Agreement provides for the termination of the Tax Sharing Agreement, and sets forth the parties' obligations with respect to taxes relating to pre-distribution taxable periods (Pre-Spin-Off Periods).

    The Amended Tax Sharing Agreement obligated First Mississippi to pay the Company (by either an actual payment or a reduction in the Company's outstanding indebtedness to First Mississippi) an agreed upon amount of approximately $13,900,000, representing the tax benefit received by the affiliated group of which First Mississippi is the common parent corporation (the First Mississippi Affiliated Group) from its use of the Company's losses, deductions, credit and allowances in Pre-Spin-Off Periods. As a result of this agreement, the Company relinquished its rights to, and eliminated the deferred tax balances of, certain Federal net operating loss carryforwards and alternative minimum tax credit carryforwards totaling $10,774,000 and $8,591,000, respectively, and the related valuation allowance of $6,684,000.

    The Company has agreed in the Amended Tax Sharing Agreement to indemnify First Mississippi for any taxes attributable to the Company and assessed with respect to consolidated or combined tax returns which include the Company and relate to Pre-Spin-Off Periods, to the extent any liability for such taxes exceeds $250,000. Conversely, First Mississippi has agreed to indemnify the Company against any liability for taxes attributable to members of the First Mississippi Affiliated Group, other than the Company, but imposed on the Company as a result of its inclusion in First Mississippi's consolidated or combined tax returns for the Pre-Spin-Off Periods. Certain of the Federal Income tax returns of the First Mississippi Affiliated Group are presently under examination by the Internal Revenue Service for the years 1987 through 1994. In the opinion of management, any additional tax liability, not previously provided for, resulting from these examinations and ultimately determined to be payable, has been adequately provided for.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The Company adopted Statement 109 as of July 1, 1993. The cumulative effect of the change, totaling $1,350,000, is reported separately in the consolidated statement of operations for the year ended June 30, 1994. Financial statements of prior years have not been restated to apply the provisions of Statement 109.

    Income tax expense (benefit) attributable to earnings (loss) before income tax expense consists of (in thousands):

                                                               SIX MONTHS
                                                                  ENDED           YEARS ENDED JUNE 30,
                                                              DECEMBER 31,   -------------------------------
                                                                  1995         1995       1994       1993
                                                              -------------  ---------  ---------  ---------
Federal:
  Current...................................................    $    (884)   $     428  $   3,783  $     867
  Deferred..................................................           --           --     (2,483)    (1,484)
                                                                    -----    ---------  ---------  ---------
                                                                $    (884)   $     428  $   1,300  $    (617)
                                                                    -----    ---------  ---------  ---------
                                                                    -----    ---------  ---------  ---------

    Income tax expense (benefit) for the six months ended December 31, 1995 and years ended June 30, 1995, 1994 and 1993, respectively, differ from the amounts computed by applying the U.S. federal income tax rate of 35% for 1995 and 34% for 1994 and 1993, to pretax income as a result of the following:

                                                            SIX MONTHS
                                                              ENDED           YEARS ENDED JUNE 30,
                                                           DECEMBER 31,  -------------------------------
                                                               1995        1995       1994       1993
                                                           ------------  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Computed "expected" tax expense (benefit)................   $   (2,069)  $  (6,275) $   1,904  $  (1,049)
Increase in valuation allowance for net deferred tax
  assets.................................................           --       6,684         --         --
Percentage depletion.....................................        1,353      (1,177)    (1,043)        --
Nondeductible expenses and other.........................         (168)         16        (91)         5
Benefit not recorded for net operating loss..............           --          --         --        427
Tax provision adjustment for pending IRS matters.........           --       1,180        427         --
Adjustment to deferred tax assets and liabilities for
  enacted change in tax rates............................           --          --        103         --
                                                           ------------  ---------  ---------  ---------
Actual tax expense (benefit).............................   $     (884)  $     428  $   1,300  $    (617)
                                                           ------------  ---------  ---------  ---------
                                                           ------------  ---------  ---------  ---------

    For the year ended June 30, 1993, deferred income tax benefit of $1,484,000 results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences for the year ended June 30, 1993 are presented below (in thousands):

Capitalized mineral exploration and development costs and related
  amortization.............................................................  $   3,470
Depreciation and depletion.................................................     (1,718)
Alternative minimum tax credit carryforward................................       (867)
Tax effect of net operating loss carryforward..............................     (1,754)
Benefit not recorded for loss carryback....................................        427
Deferred loan costs........................................................        (69)
Accrued reclamation costs..................................................       (322)
Inventory valuation adjustment.............................................       (510)
Other, net.................................................................       (141)
                                                                             ---------
                                                                             $  (1,484)
                                                                             ---------
                                                                             ---------

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 1995 and June 30, 1995 and 1994 are presented below:

                                                                     SIX MONTHS
                                                                       ENDED       YEAR ENDED JUNE 30,
                                                                    DECEMBER 31,  ----------------------
                                                                        1995         1995        1994
                                                                    ------------  ----------  ----------
                                                                               (IN THOUSANDS)
Deferred tax assets:
  Accrued pension costs...........................................   $      657   $      656  $      519
  Accrued reclamation costs.......................................        1,093        1,085       1,052
  Deferred stripping costs........................................        4,017        4,017       2,256
  Inventory valuation adjustment..................................          448          374         356
  Federal net operating loss carryforward.........................        1,153       10,318       2,643
  Alternative minimum tax credit carryforward.....................          566        9,157       9,695
  Other, net......................................................        1,063          883         846
                                                                    ------------  ----------  ----------
        Total gross deferred tax assets...........................        8,997       26,490      17,367
  Less valuation allowance........................................           --       (6,684)         --
                                                                    ------------  ----------  ----------
        Total deferred tax assets.................................        8,997       19,806      17,367
                                                                    ------------  ----------  ----------
Deferred tax liabilities:
  Plant and equipment, principally due to differences in
    depreciation..................................................       (1,957)      (1,551)     (1,770)
  Interest capitalized for financial reporting purposes...........         (279)        (279)       (303)
  Depletion.......................................................       (1,114)      (1,114)     (1,114)
  Capitalized mineral exploration and development costs net of
    related amortization..........................................      (12,790)     (11,792)     (9,020)
  Other, net......................................................       (1,468)        (225)       (315)
                                                                    ------------  ----------  ----------
        Total gross deferred tax liabilities......................      (17,608)     (14,961)    (12,522)
                                                                    ------------  ----------  ----------
        Net deferred tax assets (liabilities).....................   $   (8,611)  $    4,845  $    4,845
                                                                    ------------  ----------  ----------
                                                                    ------------  ----------  ----------

    As of December 31, 1995, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $3,293,000 which may be used by the Company to offset future federal taxable income, if any. These loss carryforwards will expire in 2010.

    The Company has alternative minimum tax credit carryforwards of $566,000 available to reduce future regular income taxes, if any, in excess of alternative minimum taxes the carryforwards are available over an indefinite period.

(10)  LEASES

    The Company is obligated under capital leases for mining equipment. The term of the leases range from four to five years. A certain lease provides that the Company will purchase the leased equipment at fair market value at the end of the lease term or renew the lease for an additional two years.

    At December 31, 1995, the gross amount of leased property held under capital leases totaled $5,515,000, with related accumulated depreciation of $309,000. Amortization of assets held under capital leases is included with depreciation expense.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

    The Company also has several noncancelable operating leases for mining equipment, vehicles and office space. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future capital lease payments as of December 31, 1995 are as follows (in thousands):

                                                                           CAPITAL    OPERATING
                                                                           LEASES      LEASES
                                                                          ---------  -----------
Years ending December 31:
  1996..................................................................
  1997..................................................................  $   1,213   $   1,578
  1998..................................................................      1,292       1,468
  1999..................................................................      1,390       1,467
  2000..................................................................      1,980       1,468
  Thereafter............................................................        430         949
                                                                          ---------  -----------
        Total minimum lease payments....................................      6,305   $   6,930
                                                                                     -----------
                                                                                     -----------
  Less amounts representing interest....................................     (1,074)
                                                                          ---------
        Present value of minimum capital lease payments.................      5,231
  Less current installments.............................................       (844)
                                                                          ---------
        Capital lease obligations, less current installments............  $   4,387
                                                                          ---------
                                                                          ---------

    Rental expense under these leases amounted to $1,234,000, $1,258,000, $417,000, and $442,000 for the six months ended December 31, 1995 and years ended June 30, 1995, 1994 and 1993, respectively.

(11)  COMMITMENTS

    The Company has an agreement with an independent contractor which owns and operates an oxygen plant which provides oxygen for the autoclave process in the mill. The agreement requires, among other things, that the Company must generally pay the independent contractor at a rate of approximately $224,000 a month in 1996 (subject to future adjustment for inflation) and that the Company pay a termination fee if the contract is terminated prior to January 2004 of approximately $3,200,000 in 1996, decreasing each year thereafter to approximately $400,000 in the last year of the contract.

    The Company is obligated to pay a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties accrued on sales are recorded as operating costs and amounted to $783,000, $1,535,000, $1,852,000 and $1,449,000 for the six months ended December 31, 1995 and years ended June 30, 1995, 1994 and 1993, respectively.

    In connection with its hedging activities, the Company has established a $12,000,000 line of credit. The line of credit is guaranteed by First Mississippi.

(12)  STOCKHOLDERS' RIGHTS PLAN

    On June 13, 1990, the Company declared a distribution of one common stock purchase right for each outstanding share of common stock. The rights, which do not have voting rights, expire in June 2000 and are subject to redemption or exchange by the Company at $0.01 per right at any time before the close of business on the tenth day after a public announcement that an acquiring person exists (unless such 10-day period is extended by action of the Company's Board of Directors). The rights have an initial exercise price of $40 which is subject to adjustment. In the event of an entity, other than First Mississippi, acquiring more than a 15% beneficial ownership of the Company, the rights entitle the holder to acquire common stock of the Company with a value of twice the established exercise price. In the event of a merger or other business combination, the rights entitle the holder to acquire stock of the acquiring entity with a value of twice the established exercise price.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13)  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Selected quarterly financial data follow (in thousands except for per share data):

                                                                                                       QUARTERLY
                                                                                                 ----------------------
DECEMBER 31, 1995                                                                                 SEPT. 30     DEC. 31
-----------------------------------------------------------------------------------------------  -----------  ---------
Net sales......................................................................................   $  17,605   $  16,820
                                                                                                 -----------  ---------
                                                                                                 -----------  ---------
Gross margin...................................................................................   $     666   $  (2,197)
                                                                                                 -----------  ---------
                                                                                                 -----------  ---------
Loss before income taxes.......................................................................   $  (1,659)  $  (4,252)
                                                                                                 -----------  ---------
                                                                                                 -----------  ---------
Net loss.......................................................................................   $  (1,234)  $  (3,793)
                                                                                                 -----------  ---------
                                                                                                 -----------  ---------
Loss per share.................................................................................   $   (0.07)  $   (0.18)
                                                                                                 -----------  ---------
                                                                                                 -----------  ---------

    The above quarterly earnings (loss) per share are based on the weighted average common shares outstanding during each quarter whereas the annual earnings (loss) per share are based on the weighted average common shares outstanding during the year.

                                                                                               QUARTERLY
                                                                             ----------------------------------------------
JUNE 30, 1995                                                                 SEPT. 30     DEC. 31     MAR. 31     JUNE 30
---------------------------------------------------------------------------  -----------  ---------  -----------  ---------
Net sales..................................................................   $  21,509   $  16,517   $  15,786   $  17,673
                                                                             -----------  ---------  -----------  ---------
                                                                             -----------  ---------  -----------  ---------
Gross margin...............................................................   $   3,616   $  (1,349)  $   1,637   $  (2,194)
                                                                             -----------  ---------  -----------  ---------
                                                                             -----------  ---------  -----------  ---------
Earnings (loss) before income taxes........................................   $     882   $  (2,767)  $     (39)  $ (16,005)
                                                                             -----------  ---------  -----------  ---------
                                                                             -----------  ---------  -----------  ---------
Net earnings...............................................................   $     507   $  (1,827)  $    (454)  $ (16,583)
                                                                             -----------  ---------  -----------  ---------
                                                                             -----------  ---------  -----------  ---------
Earnings per share.........................................................   $    0.03   $   (0.10)  $   (0.03)  $   (0.91)
                                                                             -----------  ---------  -----------  ---------
                                                                             -----------  ---------  -----------  ---------


                                                                                               QUARTERLY
                                                                             ----------------------------------------------
JUNE 30, 1994                                                                 SEPT. 30     DEC. 31     MAR. 31     JUNE 30
---------------------------------------------------------------------------  -----------  ---------  -----------  ---------
Net sales..................................................................   $  20,836   $  24,495   $  24,658   $  25,161
                                                                             -----------  ---------  -----------  ---------
                                                                             -----------  ---------  -----------  ---------
Gross margin...............................................................   $   1,607   $   4,532   $   4,020   $   2,860
                                                                             -----------  ---------  -----------  ---------
                                                                             -----------  ---------  -----------  ---------
Earnings (loss) before cumulative effect of change in accounting
  principle................................................................   $    (185)  $   1,826   $   2,123   $     535
                                                                             -----------  ---------  -----------  ---------
                                                                             -----------  ---------  -----------  ---------
Net earnings...............................................................   $   1,165   $   1,826   $   2,123   $     535
                                                                             -----------  ---------  -----------  ---------
                                                                             -----------  ---------  -----------  ---------
Earnings (loss) per share before cumulative effect of accounting change....   $   (0.01)  $    0.10   $     .12   $    0.03
                                                                             -----------  ---------  -----------  ---------
                                                                             -----------  ---------  -----------  ---------
Earnings per share.........................................................   $    0.06   $    0.10   $    0.12   $    0.03
                                                                             -----------  ---------  -----------  ---------
                                                                             -----------  ---------  -----------  ---------

    As described in note 9, the Company adopted Statement 109 as of July 1, 1993. The cumulative effect of the change, totaling $1,350,00, is reported separately in the consolidated statements of operations for the year ended June 30, 1994.

                                 EXHIBIT INDEX

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

10(d)       --         FirstMiss Gold Inc. Amended and Restated Long-Term Incentive Plan,  as
                       amended  November 14,  1992, which was  filed as  Exhibit 10(i) Annual
                       Report on  Form  10-K for  the  fiscal year  ended  June 30,  1993  is incorporated herein by reference.

10(e)       --         Assignment  Agreement,  dated October  28,  1987, which  was  filed as
                       Exhibit 10.14 to the Company's Form S-1, is incorporated by reference.

10(f)       --         Reserved.

10(g)       --         Gold Loan  Agreement, dated  November  11, 1987,  which was  filed  as
                       Exhibit  10.15  to  Amendment No.  1  to  the Company's  Form  S-1, is
                       incorporated by reference.

10(h)       --         Indemnity Agreement, dated as of October 30, 1987, which was filed  as
                       Exhibit  10.18  to  Amendment No.  1  to  the Company's  Form  S-1, is
                       incorporated by reference.

10(i)       --         Credit Support Agreement,  dated as  of December 30,  1987, which  was filed  as Exhibit 10.19 to Amendment No.  1 to the Company's Form S-1,
                       is incorporated by reference.

10(j)       --         Construction Deed of  Trust, Assignment of  Rents, Security  Agreement
                       and  Fixture Filing, dated as of December 30, 1987, which was filed as
                       Exhibit 10.20  to  Amendment No.  2  to  the Company's  Form  S-1,  is
                       incorporated by reference.

10(k)       --         Developer Indemnity Agreement, dated as of January 26, 1988, which was filed  as Exhibit 10.21 to Amendment No.  2 to the Company's Form S-1,
                       is incorporated by reference.

10(l)       --         Amendment No. 1 to the Gold Production Purchase Agreement, dated as of
                       January 26, 1988, which was filed as Exhibit 10.22 to Amendment No.  2 to the Company's Form S-1, is incorporated by reference.

10(m)       --         Form  of Termination  Agreement between  First Mississippi Corporation and Charles  M. McAuley  (Company's  Termination Agreement  with  such individual  contains identical  provisions to  those contained  in the form), which was filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991, is  incorporated herein by reference.

10(n)       --         Form  of  Termination Agreement  between  the Company  and  Richard F.
                       Nanna, Q. Allen  Neal and  Charles M.  McAuley (Company's  Termination
                       Agreement  with each such individual  contains identical provisions to those contained in the form), which was filed as Exhibit 10(w) to  the
                       Company's  Annual Report on  Form 10-K for the  fiscal year ended June
                       30, 1991, is incorporated herein by reference.

10(o)       --         Form of  Addendum to  Termination Agreement  between the  Company  and
                       Richard  F. Nanna,  Q. Allen  Neal and  Charles M.  McAuley (Company's
                       Addendum to Termination Agreement  with each such individual  contains identical  provisions to those contained in the form), which was filed as Exhibit 10(x) to the Company's  Annual Report on Form 10-K for  the
                       fiscal year ended June 30, 1991, is incorporated herein by reference.

10(p)       --         Refining   Agreement  between  FMG  Inc.   and  Metalor  USA  Refining
                       Corporation dated June 1,  1992, which was filed  as Exhibit 10(w)  to the  Company's Annual  Report on Form  10-K for the  fiscal year ended
                       June 30, 1992, is incorporated herein by reference.

10(q)       --         Amendment to  Refining  Agreement between  FMG  Inc. and  Metalor  USA
                       Refining  Corporation dated May  27, 1993, which  was filed as Exhibit
                       10(x) to the Company's Annual Report on Form 10-K for the fiscal  year ended June 30, 1993, is incorporated herein by reference.

10(r)       --         Mine  Operating Contract between  FMG Inc. and  N.A. Degerstrom, Inc., dated July 1, 1991, which was filed as Exhibit 10(aa) to the Company's
                       Annual Report on Form 10-K for the fiscal year ended June 30, 1991, is incorporated herein by reference.

10(s)       --         Oxygen Supply Agreement, dated August  27, 1987, and Air Rights  Lease
                       Agreement,  dated as of  August 27, 1987, which  were filed as Exhibit
                       10(j) to the Company's Annual Report  on Form 10-K for the year  ended
                       June 30, 1989, are incorporated herein by reference.

10(t)       --         Mine  Contract  between FMG  Inc. and  J.S. Redpath  Corporation dated
                       August 30, 1993, which  was filed as Exhibit  10(bb) to the  Company's
                       Form  10-K for  the fiscal year  ended June 30,  1994, is incorporated herein by reference.

10(u)       --         Amendment  to   Administrative   Services  Agreement   between   First
                       Mississippi  and the Company dated August  29, 1995, which was filed a
                       Exhibit 10(cc) to the  Company's Form 10-K for  the fiscal year  ended
                       June 30, 1995, is incorporated herein by reference.

10(v)       --         Form  of Termination Agreement between  the Company and G.W. Thompson,
                       Donald S. Robson,  R. David  Russell and Donald  O. Miller  (Company's
                       Termination  Agreement  with each  such individual  contains identical provisions to those contained in the form), which was filed as Exhibit
                       10(dd) to the Company's Form 10-K  for the fiscal year ended June  30,
                       1995, is incorporated herein by reference.

10(w)       --         Promissory  Note by  the Company in  favor of  First Mississippi dated
                       February 1, 1995, which was filed  as Exhibit 10(ee) to the  Company's
                       Form  10-K for  the fiscal year  ended June 30,  1995, is incorporated herein by reference.

10(x)       --         Restricted Stock Award Agreement between the Company and G.W. Thompson dated August  22, 1994,  which  was filed  as  Exhibit 10(ff)  to  the
                       Company's  Form  10-K for  the  fiscal year  ended  June 30,  1995, is incorporated herein by reference.

10(y)       --         Post Spin-Off Agreement dated as of September 24, 1995, by and between
                       First Mississippi and the Company, which was filed as Exhibit 10(a) to the Company's  Report  on  Form  8-K  dated  September  24,  1995,  is incorporated by reference herein.

10(z)       --         Tax  Ruling Agreement dated  as of September 24,  1995, by and between
                       First Mississippi and the Company, which was filed as Exhibit 10(b) to the Company's  Report  on  Form  8-K  dated  September  24,  1995,  is incorporated by reference herein.

10(aa)      --         Loan  Agreement dated as  of September 24, 1995,  by and between First
                       Mississippi and the Company, which was  filed as Exhibit 10(c) to  the
                       Company's Report on Form 8-K dated September 24, 1995, is incorporated by reference herein.

10(bb)      --         Amended  Tax Sharing Agreement dated as  of September 24, 1995, by and between First Mississippi and the Company, which was filed as  Exhibit
                       10(d) to the Company's Report on Form 8-K dated September 24, 1995, is incorporated by reference herein.

10(cc)      --         Loan  Agreement  dated as  of September  24, 1995  by and  between The
                       Toronto Dominion Bank and the Company.

21.         --         List of subsidiaries of the Company.

23.         --         Consent of KPMG  Peat Marwick LLP  regarding incorporation of  reports into Registration Statements.

27.         --         Financial Data Schedule.

    Certain debt instruments have not been filed. The Company agrees to furnish a copy of such agreement(s) to the commission upon request.