Form 10-K/A
period 1995-12-31
FIRSTMISS GOLD INC
filed 1996-03-27
CIK 824590

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A-1


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


    The MRDI Study focused on one area of drill intersections from a portion of the Turquoise Ridge Fault on the Getchell property. The MRDI Study was based upon the piercements of 51 drill holes, which were targeted to be positioned at a nominal spacing of 100 feet. Eight of the drill hole piercements provided close-spaced, 50-feet offsets. There were overall a total of 81 drill holes within the vicinity of the Turquoise Ridge. However, a number of mineralized intercepts exist in the periphery of the study area which were not incorporated into the MRDI Study. In order to ensure the integrity of the database used to support resource estimation and mine planning, more than 10,000 drill samples were sent to an outside assay lab and were then passed through an MRDI control-quality assurance protocol, which is designed to monitor the precision of gold assays on a batch-by-batch basis.



    It is currently expected that two shafts will access the Turquoise Ridge ore bodies. One shaft is intened to serve as a production/service shaft and the other, which is now under construction, is intended to serve as a ventilation shaft and an emergency exit. Development drilling and a trial stoping program is intended to be conducted from the ventilation shaft until the production shaft is complete.



    The MRDI Study estimates that the capital required to bring the Turquoise Ridge underground mine into commercial production at 2,000 tons of ore per day will be approximately $85 million, to be spent from approximately October 1995 through the first calendar quarter of 1998. Under the timetable presently contemplated by the Company, initial production of development ore would commence no earlier than the end of 1997, with full production planned by the end of 1998.


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


    At the scheduled future delivery date, the seller may, at the option of the counterparty, deliver gold and thereby fulfill the contract or defer delivery to a future date. In practice this generally allows the seller to maximize the price realized. If the spot price on the delivery date is greater than the contract price, delivery on the contract is deferred to a new forward date and the gold is sold at the higher spot price. If the spot price is lower than the contract price, the delivery is made against the contract and the higher contract price is realized.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


    The Company's common stock is traded on the Nasdaq National Market under "FRMG" and on the Toronto Stock Exchange under the symbol "FSM". The high and low recorded prices of the Company's common stock during each quarter of fiscal 1994, 1995 and the six months ended December 31, 1995 are presented in the table below. No dividends have been declared since the Company's initial public offering in May 1988, and dividends are not anticipated for the foreseeable future. The Company intends to retain earnings to support current operations and to fund exploration and development projects. There were approximately 6,000 stockholders of record as of March 1, 1996.

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

OVERVIEW


    The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation" below includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Act"), and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."


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

    It is the Company's goal to reduce unit costs per ounce in 1996 as the Getchell Underground mine accesses higher grade ore zones, and by increasing output during the year. The Company will also seek to reduce costs by constructing a second portal into the Getchell Underground mine and from improvements in underground support facilities. No assurance can be given that the Company's effort to reduce unit costs per ounce will be successful.



    EXPLORATION. Exploration expenses for the Interim Period were down sharply from the same period a year ago primarily due to a temporary hiatus in drilling during the Interim Period while various geophysical surveys were performed to identify and prioritize drill targets for 1996. The target identification phase was completed near the end of the Interim Period and drilling has resumed. (see "Outlook" below).


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


YEARS ENDED JUNE 30, 1993, 1994 AND 1995


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

LIQUIDITY AND CAPITAL RESOURCES


    Until October 20, 1995, the Company financed its operations from cash generated from operations, and from loans from First Mississippi which owned approximately 81% of the Company until that date. On October 20, 1995 First Mississippi spun-off their 81% ownership.

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


    Cash provided by (used) in operating activities during the Interim Period and fiscal years 1995, 1994 and 1993 were ($6.2 million), $16.0 million, $21.9 million and $18.3 million, respectively. Cash used by operations during the Interim Period was principally related to lower sales, higher mining costs, and expenses associated with the spin-off. The decrease in cash provided by operating activities in fiscal 1995 is primarily attributable to lower production, only slightly offset by reduced cost of sales as compared to fiscal 1994 in which the Company experienced higher grade ore with only slightly increased costs.



    Capital expenditures were $10.7 million, $26.9 million, $10.5 million and $5.6 million in the Interim Period and fiscal years 1995, 1994 and 1993, respectively. Capital expenditures during the Interim Period included $3.5 million for the Turquoise Ridge mine, $5.0 million for equipment and capitalized development costs at the Getchell Underground mine, and $2.2 million for mill and other improvements. Capital expenditures in fiscal 1995 included $3.6 million for general mill improvements, $14.9 million for equipment and capitalized development costs at the Getchell Underground mine and $8.4 million for development drilling and engineering at Turquoise Ridge.


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

OUTLOOK.


    The major focus of the Company in the upcoming year will be shaft sinking and construction of surface support facilities for the Turquoise Ridge mine. Initial production of development ore at Turquoise Ridge is expected no earlier than the end of 1997.



    During 1996 exploration drilling is expected to focus on the evaluation of numerous targets on the Getchell Property located outside of the known reserve areas. Additional drilling is planned to identify any extensions of the Getchell Underground reserves and to investigate the Powder Hill mineralization.



    The mill will continue to process sulfide ores from the Getchell Underground ore body, supplemented by stockpile ores as needed to keep the mill operating at full capacity. The Company is seeking to improve Getchell Underground grades and output, and the Company's mining rate goal is to achieve an output of 1,500 tons per day by the end of 1996. There can be no assurance that any of the foregoing plans or goals will be achieved.


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

RESERVES


    The ore reserves presented in this report are, in large part, estimates made by the Company and confirmed by independent mining consultants. The reserves confirmed by Mine Development Associates are subject to certain risks and assumptions, including those discussed in "Certain Turquoise Ridge Mine Risks" below. Additionally, no assurance can be given that the indicated level of recovery of gold will be realized or that the assumed gold price of $400 per ounce will be obtained. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may adversely affect the Company's profitability in any particular accounting period.


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


    At the scheduled future delivery date, the seller may, at the option of the counterparty, deliver gold and thereby fulfill the contract or defer delivery to a future date. In practice this generally allows the seller to maximize the price realized. If the spot price on the delivery date is greater than the contract price, delivery on the contract is deferred to a new forward date and the gold is sold at the higher spot price. If the spot price is lower than the contract price, the delivery is made against the contract and the higher contract price is realized.


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

                       OPTION GRANTS IN PRIOR FISCAL YEAR


                                                                                                   ASSUMED RATES OF STOCK
                                                        % OF TOTAL                                 PRICE APPRECIATION FOR
                                         NUMBER OF    OPTIONS GRANTED     EXERCISE                    OPTION TERM (3)
                                          OPTIONS         TO ALL         PRICE ($/    EXPIRATION   ----------------------
                 NAME                   GRANTED (1)    EMPLOYEES (2)       SHARE)        DATE          5%         10%
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


(3) The amounts shown are for illustrative purposes only. Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent upon the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this report on Form 10-K other than the columns reflecting assumed rates of appreciation of 5% and 10%.


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

                      OPTION GRANTS IN THE INTERIM PERIOD


                                                                                                           ASSUMED RATES OF STOCK
                                                             % OF TOTAL                                    PRICE APPRECIATION FOR
                                              NUMBER OF    OPTIONS GRANTED     EXERCISE                       OPTION TERM (3)
                                               OPTIONS         TO ALL          PRICE ($/    EXPIRATION   --------------------------
                   NAME                      GRANTED (1)    EMPLOYEES (2)       SHARE)         DATE           5%           10%
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

(3) The amounts shown are for illustrative purposes only. Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent upon the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this report on Form 10-K other than the columns reflecting assumed rates of appreciation of 5% and 10%.


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


 (3)A mailing address for Messrs. Alvarez, Drexel, Horton, Ingersoll, Miller, Moreton, Nanna, Robson, Russell, Summerford, Thompson and Williams is c/o FirstMiss Gold Inc., 5460 S. Quebec Street, Suite 240 Englewood, Colorado 80111.


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


    SPINOFF. Until October 20, 1995, First Mississippi owned 14,750,000 shares of Common Stock of the Company (approximately 81% of the outstanding Common Stock). On that date First Mississippi distributed all of the stock it owned in the Company to its own shareholders. During the six months ended December 31, 1995, Messrs. Moreton, Summerford and Williams, who are currently members of the Board of Directors of the Company, served as a director, Vice President and Chief Financial Officer, and Chairman and Chief Executive Officer, respectively of First Mississippi. At December 31, 1995, Mr. Williams beneficially owned 1,188,063 shares of common stock of First Mississippi, or 5.08% of the total number of shares outstanding.


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

REPORTS ON FORM 8-K


    On  November 3, 1995, the Company filed a report on Form 8-K reporting under
Item 1(a) of Form 8-K concerning the distribution of 14,750,000 shares of the Company's common stock on October 20, 1995 by First Mississippi Corporation to First Mississippi Corporation's shareholders.


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