Form 10-Q
period 1996-03-31
FIRSTMISS GOLD INC
filed 1996-05-15
CIK 824590

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
                      COMMISSION FILE NUMBER 0-16484

                               FIRSTMISS GOLD INC.
             (Exact name of registrant as specified in its charter)





            NEVADA                                       64-0748908
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


   5460 SOUTH QUEBEC STREET
          SUITE 240
     ENGLEWOOD, COLORADO                                   80111
     (Address of principal                               (Zip Code)
      executive offices)


     Registrant's telephone number, including area code: (303) 771-9000

         Securities registered pursuant to Section 12(g) of the Act:


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO_____

          Class                              Outstanding at May 9, 1996
          -----                              --------------------------
Common Stock, $0.01 Par Value..............       25,704,600

                                   ___________


- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)

                                     ASSETS


                                                              MARCH 31,    DECEMBER 31,
                                                                1996           1995
                                                              ---------    ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . .        $103,884       $114,633
  Trade accounts receivable. . . . . . . . . . . . . .           3,256          3,812
  Inventories:
    Ore and ore in process . . . . . . . . . . . . . .           2,218          2,088
    Materials and supplies . . . . . . . . . . . . . .           8,245          7,662
                                                              --------       --------
      Total inventories. . . . . . . . . . . . . . . .          10,463          9,750
Prepaid expenses and other current assets. . . . . . .           1,224          1,408
Deferred hedging gains, net. . . . . . . . . . . . . .             568          1,046
                                                              --------       --------
      Total current assets . . . . . . . . . . . . . .         119,395        130,649
Property, plant and equipment, net . . . . . . . . . .          86,941         79,844
                                                              --------       --------
      Total assets . . . . . . . . . . . . . . . . . .        $206,336       $210,493
                                                              --------       --------
                                                              --------       --------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .        $2,736         $4,711
  Payable to First Mississippi . . . . . . . . . . . . .           837            242
  Current portion of capital lease obligation. . . . . .           856            844
  Other accrued expenses . . . . . . . . . . . . . . . .           262            702
                                                              --------       --------
      Total current liabilities. . . . . . . . . . . . . . .     4,691          6,499
Long term debt . . . . . . . . . . . . . . . . . . . .          23,814         23,783
Capital lease obligations, less current installments .           4,236          4,387
Accrued reclamation costs. . . . . . . . . . . . . . .           3,003          2,949
Deferred income tax liability. . . . . . . . . . . . .           7,741          8,611
                                                              --------       --------
      Total liabilities. . . . . . . . . . . . . . . .          43,485         46,229
                                                              --------       --------
Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . .             257            257
  Contributed and paid-in capital. . . . . . . . . . .         172,036        171,722
  Retained earnings (accumulated deficit). . . . . . .          (9,442)        (7,708)
  Unearned compensation. . . . . . . . . . . . . . . .               -             (7)
                                                              --------       --------
      Total stockholders' equity . . . . . . . . . . .         162,851        164,264
                                                              --------       --------
      Total liabilities and stockholders' equity . . .        $206,336       $210,493
                                                              --------       --------
                                                              --------       --------

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                              -------------------------
                                                              MARCH 31,      MARCH 31,
                                                                1996           1995
                                                              ---------      ---------
Net sales. . . . . . . . . . . . . . . . . . . . . . .        $ 14,655       $ 15,786
Cost of sales. . . . . . . . . . . . . . . . . . . . .          16,578         14,149
                                                              --------       --------
    Gross margin . . . . . . . . . . . . . . . . . . .          (1,923)         1,637
Exploration expenses . . . . . . . . . . . . . . . . .             852            797
Selling, general and administrative expenses . . . . .           1,218            494
                                                              --------       --------
    Earnings (loss) from operations. . . . . . . . . .          (3,993)           346
Interest expense, net of capitalized interest. . . . .            (233)          (384)
Interest and other income (expense). . . . . . . . . .           1,623             (1)
                                                              --------       --------
    Loss before income taxes . . . . . . . . . . . . .          (2,603)           (39)
Income tax expense (benefit) . . . . . . . . . . . . .            (870)           415
                                                              --------       --------
    Net loss . . . . . . . . . . . . . . . . . . . . .        $ (1,733)      $   (454)
                                                              --------       --------
                                                              --------       --------
Loss per common share:                                        $  (0.07)      $  (0.03)
                                                              --------       --------
                                                              --------       --------


          See accompanying notes to consolidated financial statements.

                       FIRSTMISS GOLD INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (IN THOUSANDS OF DOLLARS)

                                                                  THREE MONTHS ENDED
                                                              -------------------------
                                                              MARCH 31,      MARCH 31,
                                                                1996           1995
                                                             ----------      ---------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . .       $  (1,733)      $   (454)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and depletion . . . . . . . . . . . .           1,720          2,799
    Deferred income taxes. . . . . . . . . . . . . . .            (843)            59
    Loss on disposal or write-down of assets . . . . .              --             23
    Deferred compensation. . . . . . . . . . . . . . .               7             --
    Deferred hedging gain, net . . . . . . . . . . . .             478             --
    Net change in operating assets and liabilities,
     net of noncash activity:
      Trade accounts receivable. . . . . . . . . . . .             557            417
      Inventories. . . . . . . . . . . . . . . . . . .            (713)          (235)
      Prepaid expenses and other current assets. . . .             184            238
      Accounts payable . . . . . . . . . . . . . . . .          (1,976)           (76)
      Payable to First Mississippi . . . . . . . . . .             595            398
      Income taxes payable to First Mississippi. . . .               -            357
      Other accrued expenses . . . . . . . . . . . . .            (477)           249
      Accrued reclamation costs. . . . . . . . . . . .              52             30
                                                             ---------       --------
        Cash provided by (used in) operating
         activities. . . . . . . . . . . . . . . . . .          (2,149)         3,805
                                                             ---------       --------
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . .          (8,812)        (5,219)
  Proceeds from sale of property . . . . . . . . . . .              --            202
  Deferred stripping costs . . . . . . . . . . . . . .              --            (98)
                                                             ---------       --------
        Cash used by investing activities. . . . . . .          (8,812)        (5,115)
                                                             ---------       --------
Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . . .             320             66
  Proceeds from long-term debt . . . . . . . . . . . .              31          2,250
  Principal payments under capital lease obligation. .            (139)            --
                                                             ---------       --------
        Cash provided by financing activities. . . . .             212          2,316
                                                             ---------       --------
        Net increase (decrease) in cash and cash
         equivalents . . . . . . . . . . . . . . . . .         (10,749)         1,006
Cash and cash equivalents at beginning of the quarter.         114,633            635
                                                             ---------       --------
Cash and cash equivalents at March 31. . . . . . . . .       $ 103,884      $   1,641

                                                             ---------       --------
                                                             ---------       --------
Supplemental disclosures:
Interest paid during the quarter,  net of amounts
 capitalized . . . . . . . . . . . . . . . . . . . . .              $0            $48
                                                             ---------       --------
                                                             ---------       --------
Income taxes paid. . . . . . . . . . . . . . . . . . .              $0             $0
                                                             ---------       --------
                                                             ---------       --------


Supplemental noncash financing activities:

In the three months ended March 31, 1996 and 1995, $0 and $1,330,000 respectively, of interest payable to First Mississippi was transferred to the principal balance of notes payable to First Mississippi.

                    FIRSTMISS GOLD INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the six month period ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Act"), and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO
      THREE MONTHS ENDED MARCH 31, 1995
     RESULTS OF OPERATIONS. Results for the three-month period ended March 31, 1996, were a net loss of $1.7 million ($0.07 per share) compared to a net loss of $0.5 million ($0.03 per share) in the three-month period ended March 31, 1995. Continued use of lower grade stockpile ores to meet mill feed requirements, along with increased costs associated with the conversion from open-pit mining to underground mining, were responsible for the less favorable results as compared to a year ago. Low grade stockpile ores will be required until the Turquoise Ridge mine comes on line which is expected no earlier than the end of 1997.

                                                 THREE MONTHS ENDED
                                               -----------------------
                                               03/31/96       03/31/95
                                               --------       --------
OUNCES SOLD                                      37,217         40,469
AVERAGE REALIZED PRICE $/OZ.                        394            390
AVERAGE MARKET PRICE $/OZ.                          403            379
OUNCES PRODUCED:
MILL                                             36,179         36,176
HEAP LEACH                                        1,038          4,293
CASH COST $/OZ.
MILL                                                405            297
HEAP LEACH                                          127            349
COMBINED                                            398            303
TOTAL COST $/OZ.
MILL                                                454            349
HEAP LEACH                                          151            357
COMBINED                                            445            350


SALES. Sales were $14.7 million in the quarter ended March 31, 1996 compared to $15.8 million in the same three month period ended in 1995. Lower gold output during the current quarter of 37,217 ounces versus 40,496 ounces in the same quarter of the prior year was responsible for the lower sales. Gold output fell in response to lower Heap Leach output which dropped to 1,038 ounces in the quarter from

4,293 in the same period last year reflecting the fact that no new ores have been added to the heap piles since July 1995 when known oxide ores were exhausted.

      Heap Leach output is scheduled to increase in the second quarter as ore from the new Valmy Hill oxide pit is stacked and leached beginning in the second quarter of the current year. The Valmy Hill oxide ore body contains approximately 834,000 tons of ore grading 0.020 ounces per ton. Mining on the Valmy Hill ore body is expected to be completed by late 1996.

     Market gold prices averaged $403 per ounce in the quarter ended March 31, 1996, up from $379 per ounce in the same period a year earlier. While the Company received full cash benefit of the gold price improvement during the quarter, decreases in the carrying value of the hedge positions closed during the quarter and upon which non-cash hedge gains had been recognized in earlier periods, reduced the realized price to $394 per ounce from $390 per ounce in the same quarter a year ago.

     At March 31, 1995, the Company had spot deferred contracts on 138,100 gold ounces of which 88,100 are scheduled to be delivered during 1996 at prices ranging between $396 and $423 per ounce and 60,000 ounces scheduled for delivery in 1997 at prices currently ranging between $390 and $394 per ounce. The Company intends to continue to defer delivery into future periods when the spot market price is higher than the spot deferred contract price. Based on the market price of gold at March 31, 1996, the unrealized gain on the contracts is $0.7 million.

COST OF SALES. Cost of sales during the quarter ended March 31, 1996 were $16.6 million compared to $14.1 million in the same quarter a year earlier. Higher sulfide mining and milling costs, both the result of a greater proportion of underground ore milled in the current period versus a year ago, were responsible for the increase. Lower Heap Leach operating costs in the current period partially offset the increase in sulfide mining and milling costs. Heap leach costs were down from a year ago reflecting the fact that there were no oxide ore mining costs incurred in the current quarter.

     Cash costs per ounce for the three months ended March 31 were $398 and $303 in 1996 and 1995, respectively. Total cost per ounce for the three months was $445 versus $350 in the corresponding period of the prior year. The increase from prior year reflects higher cost of sales in the current period as well as the lower gold output.

     The Company is seeking improvements in costs per ounce in 1996 at the Getchell Underground mine by accessing higher grade ore zones, and increasing underground output. The Company is also seeking to reduce costs by constructing a second portal into the Getchell Underground mine and from other improvements in underground support facilities. No assurance can be given that the Company's effort to reduce unit costs per ounce will be successful.

EXPLORATION. Exploration expenses for the quarter ended March 31, 1996 were approximately the same as in the same period in the prior year. Capitalized drilling expenditures are expected to increase during the remainder of the year (see Planned Activities section below).

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were higher than the same quarter a year ago due to increased corporate activity following the spin off from First Mississippi in October 1995 and subsequent equity offering. As a result of these transactions various corporate administrative costs, including shareholder communications, investor relations, professional services, salaries, travel and insurance costs have risen from a year ago.

INTEREST AND OTHER INCOME. The increase in Interest and Other Income reflects higher interest earnings on higher cash balances following the equity offering in November (see "Liquidity and Capital Resources" below).

INTEREST EXPENSE. Interest expense was lower than in the same period of the prior year due to lower balances on the First Mississippi notes and increased amounts of interest capitalization in the current period on the Company's current development projects.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is presently financing its operations and capital development projects from internally generated cash and from cash proceeds of an equity offering completed in late 1995 which provided a net $137.5 million. At March 31, 1996 the Company's cash and cash equivalents totaled $103.9 million. It is anticipated that this cash, along with cash generated by operations, will be sufficient to complete the construction of the Turquoise Ridge mine and to meet other capital and operating needs over the next two years.

     During the three month period ended March 31, 1996, the Company's cash outlays included $8.8 million in capital expenditures and $2.1 million to fund operating activities. Of the capital expenditures, the Company spent $4.8 million on the development of the Turquoise Ridge ore body, $2.5 million for equipment and underground development costs at the Getchell underground mine and $1.5 million for other improvements, primarily at the mill facility. Cash used by operations was principally related to reductions in accounts payable.

PLANNED ACTIVITIES

     The major focus of the Company during the next 18 months will be shaft sinking and construction of surface support facilities for the Turquoise Ridge mine. Initial production of development ore at Turquoise Ridge is expected no earlier than the end of 1997.

     The Company presently plans to focus 1996 exploration drilling on the evaluation of numerous targets on the Getchell Property located outside of the known reserve areas. Additional drilling is planned to investigate potential extensions of the Getchell Underground reserves and to evaluate the structure and mineralization potential of areas surrounding the Turquoise Ridge ore body. During the quarter ended March 31, 1996, drilling in an area 1,000 feet due south of the Turquoise Ridge ore body encountered a previously unknown mineralized zone. Drilling to date suggests gold mineralization exists at a depth between 1,200 and 2,500 feet below the surface. The Company intends to expand its 1996 exploration drilling program by approximately $2.0 million to allow additional drilling in this new zone and other areas surrounding the known Turquoise Ridge ore body. This new program is intended to provide a better understanding of the overall structure and mineralization around the Turquoise Ridge ore body, as well as provide information for short and medium-term mine planning purposes.

     The Company presently plans to continue processing sulfide ores from the Getchell Underground ore body, supplemented by stockpile ores as needed to keep the mill operating at full capacity. The Company is seeking to improve Getchell Underground grades and output, and the Company's mining rate goal is to achieve an output of 1,500 tons per day by the end of 1996. There can be no assurance that any of the foregoing plans or goals will be achieved.

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

     The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

CALENDAR YEAR                  HIGH           LOW          AVERAGE
- -------------                  ----           ---          -------
                                        PRICE PER OUNCE
1984 . . . . . . . . . . .     $406           $308           $360
1985 . . . . . . . . . . .      341            294            317
1986 . . . . . . . . . . .      438            326            368
1987 . . . . . . . . . . .      500            390            446
1988 . . . . . . . . . . .      495            395            437
1989 . . . . . . . . . . .      416            356            381
1990 . . . . . . . . . . .      474            346            383
1991 . . . . . . . . . . .      403            344            362
1992 . . . . . . . . . . .      374            330            344
1993 . . . . . . . . . . .      406            326            360
1994 . . . . . . . . . . .      396            370            384
1995 . . . . . . . . . . .      396            370            384

     The London P.M. Fix on May 8, 1996, was $394.80 per ounce.

LOSSES

     The Company reported net losses of $1.7 million for the quarter ended March 31, 1996, $5.0 million for the six months ended December 31, 1995 and $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses until its low grade stockpile ores is replaced by higher grade ore from new sources, which new sources could include sources presently being explored or developed by the Company. There can be no assurance that such higher grade replacement ores will be obtained by the Company.

RESERVES

     The ore reserves reported by the Company are, in large part, estimates made by the Company and confirmed by independent mining consultants. The reserves confirmed by Mine Development Associates, a consulting firm which reviewed the Company's reserve estimates, are subject to certain risks and assumptions, including those discussed in "Certain Turquoise Ridge Mine Risks" below. Additionally, no assurance can be given that the indicated level of recovery of gold will be realized or that the assumed gold price of $400 per ounce will be obtained. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may adversely affect the Company's profitability in any particular accounting period.

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

CERTAIN TURQUOISE RIDGE MINE RISKS

     The Turquoise Ridge Mine involves numerous risks. These include the following:

     There can be no assurance that the probable reserves set forth in the September 1995 pre-feasibility study conducted by Mineral Resources Development Inc. (MRDI) will actually be mined and milled on an economic basis, if at all. The MRDI Study is based upon many assumptions, some or all of which may not prove to be accurate. The failure of any such assumptions to prove accurate may alter the conclusions of the MRDI Study and may have a material adverse affect on the Company.

     The Turquoise Ridge mine is now transitioning from the pre-feasibility study level of project development to the construction phase of development. The expenditure required to advance the project to the point of a production test is large, particularly since the Company has decided to proceed with shaft systems capable of being used in full-scale production to save time and money, should trial mining be confirmed as viable. Thus, to a large extent, expenditures which would usually be supported by a feasibility study will depend on the data in-hand and assumptions made in the MRDI Study with an attendant higher level of uncertainty.

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

DILUTION. The tonnage and grade of the mill feed material was estimated by applying dilution factors to certain resource data. The dilution agents are backfill, waste from the back of over-cut crosscuts and drifts, and from the walls. In the case of the latter two, MRDI assumed that there would be an average of one foot of back and wall dilution. If this dilution increases, there will be corresponding negative effects on the tonnage and grade to mill. This risk is related to the irregular configuration of the ore body which, even with the tight cut-and-fill stopping method used, could make achievement of a dilution thickness of one foot impossible to achieve in practice.

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

HEDGING ACTIVITIES

     The Company currently uses spot deferred contracts in its hedging program to protect earnings and cash flows from the impact of short term drops in gold price. These transactions have been designated as hedges of the price of future production and are accounted for as such. Spot deferred contracts are agreements between a seller and a counter party whereby the seller commits to deliver a set quantity of gold, at an established date in the future and at an agreed upon prices. The established forward price is equal to the current spot gold price on the day the agreement is signed plus "contango." Contango is equal to the difference between the prevailing market rate for cash deposits less the gold lease rate, for comparable periods. The contango rate was approximately 4.3% at March 31, 1996.

     At the scheduled future delivery date, the seller may, at the option of the counter party, deliver gold and thereby fulfill the contract or defer delivery to a future date. In practice this generally allows the seller to maximize the price realized. If the spot price on the delivery date is greater than the contract price, delivery on the contract is deferred to a new forward date and the gold is sold at the higher spot price. If the spot price is lower than the contract price, the delivery is made against the contract and the higher contract price is realized.

     Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango for the next period out to the newly established forward delivery date. Generally, the counter party will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment. During the quarter ended March 31, 1996 the Company deferred delivery on contracts representing 200,000 ounces.

     At March 31, 1995, the Company had spot deferred contracts on 138,100 gold ounces of which 88,100 are scheduled to be delivered during 1996 at prices ranging between $396 and $423 per ounce and 60,000 ounces scheduled for delivery in 1997 at prices currently ranging between $390 and $394 per ounce. The Company intends to continue to defer delivery into future periods when the spot market price is higher than the spot deferred contract price. Based on the market price of gold at March 31, 1996, the unrealized gain on the contracts is $0.7 million. The Company's accounting treatment for spot deferred contracts is outlined in Notes 1 and 7 to the Consolidated Financial Statements as found in the Company's Form 10-K for the period ended December 31, 1995.

     Risk of loss with these forward sales and purchases agreements arises from the possible inability of a counter party to honor contracts and from changes in the Company's potential inability to deliver gold. However, nonperformance by any party to the financial instruments in not anticipated.

     The Company is required by the counter party to maintain a $12 million line of credit which is guaranteed by First Mississippi. Should the cumulative liquidation cost of the Company's spot deferred positions exceed the cumulative value of such positions by an amount in excess of the margin account, the Company could be subject to a margin call. The liquidation cost is what the Company would have to pay on the liquidation date to purchase fixed forward delivery contracts to meet its spot deferred deliveries. The cost of fixed forward delivery contracts is based upon the spot price on the liquidation date plus contango through the deliver date.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

     The following exhibits are filed herewith and are referred to and incorporated herein by reference to such filings.

 27.   --   Financial Data Schedule.

REPORTS ON FORM 8-K

     During the three months ended March 31, 1996 there were no reports filed on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE                       DATE
       ---------                          -----                       ----

  /s/ G. W. THOMPSON
- --------------------------   President, Chief Executive Officer
    G. W. Thompson           and Director                         May 14, 1996



 /s/ DONALD S. ROBSON
- --------------------------  Vice President and Chief Financial
   Donald S. Robson         Officer (Principal Financial Officer) May 14, 1996