Form 10-Q
period 1996-06-30
GETCHELL GOLD CORP
filed 1996-08-14
CIK 824590

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
                      COMMISSION FILE NUMBER 0-16484

                            GETCHELL GOLD CORPORATION
             (Exact name of registrant as specified in its charter)

     DELAWARE                                      64-0748908
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

     5460 SOUTH QUEBEC STREET
          SUITE 240
     ENGLEWOOD, COLORADO                            80111
(Address of principal executive                  (Zip Code)
          offices)


       Registrant's telephone number, including area code: (303) 771-9000

                               FIRSTMISS GOLD INC.
              (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES /X/    NO / /

          Class                              Outstanding at August 9, 1996
          -----                              -----------------------------
Common Stock, $0.0001 Par Value   . . . . . . . . .  . . .   25,735,227

ITEM 1.  FINANCIAL STATEMENTS
                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                            (In Thousands of Dollars)

                                     ASSETS



                                                                    June 30,         December 31,
                                                                     1996               1995
                                                                  ----------         ------------


Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .       $ 98,187           $114,633
  Trade accounts receivable . . . . . . . . . . . . . . . . .          2,635              3,812
  Inventories:
    Ore and ore in process. . . . . . . . . . . . . . . . . .          2,949              2,088
    Materials and supplies. . . . . . . . . . . . . . . . . .          7,557              7,662
                                                                    --------           --------
          Total inventories . . . . . . . . . . . . . . . . .         10,506              9,750
Prepaid expenses and other current assets . . . . . . . . . .          1,550              1,408
Deferred hedging gains, net . . . . . . . . . . . . . . . . .             56              1,046
                                                                    --------           --------
          Total current assets. . . . . . . . . . . . . . . .        112,934            130,649
Property, plant and equipment, net. . . . . . . . . . . . . .        104,536             79,844
                                                                    --------           --------
          Total assets. . . . . . . . . . . . . . . . . . . .       $217,470           $210,493
                                                                    --------           --------
                                                                    --------           --------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . .       $  8,267           $  4,953
  Current portion of capital lease obligation . . . . . . . .          1,957                844
  Other accrued expenses. . . . . . . . . . . . . . . . . . .          1,822                702
                                                                    --------           --------
          Total current liabilities . . . . . . . . . . . . .         12,046              6,499
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . .         23,814             23,783
Capital lease obligations, less current installments. . . . .          9,632              4,387
Accrued reclamation costs . . . . . . . . . . . . . . . . . .          3,059              2,949
Deferred income taxes . . . . . . . . . . . . . . . . . . . .          7,742              8,611
                                                                    --------           --------

          Total liabilities                                           56,293             46,229
                                                                    --------           --------
Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . . . . . . . .              3                257
  Contributed and paid-in capital . . . . . . . . . . . . . .        172,637            171,722
  Retained earnings (accumulated deficit) . . . . . . . . . .        (11,463)            (7,708)
  Unearned compensation . . . . . . . . . . . . . . . . . . .              -                 (7)
                                                                    --------           --------
          Total stockholders' equity. . . . . . . . . . . . .        161,177            164,264
                                                                    --------           --------
          Total liabilities and stockholders' equity. . . . .       $217,470           $210,493
                                                                    --------           --------
                                                                    --------           --------





See accompanying notes to consolidated financial statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (In Thousands of Dollars, Except Per Share Amounts)




                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                 June 30,
                                                              ------------------       -------------------
                                                              1996         1995        1996         1995
                                                              ---------   -------      -------    --------


Net sales. . . . . . . . . . . . . . . . . . . . . . .      $ 17,193     $ 17,673     $ 31,848     $ 33,459
Cost of sales. . . . . . . . . . . . . . . . . . . . .        18,436       19,867       35,014       34,016
                                                            ---------    --------     --------     --------
       Gross loss. . . . . . . . . . . . . . . . . . .         1,243        2,194        3,166          557
Selling, general and administrative expenses . . . . .         1,222          983        2,440        1,477
Exploration expenses . . . . . . . . . . . . . . . . .           731          681        1,583        1,478
Abandonment and impairment of mineral properties . . .             -       11,531            -       11,531
                                                            --------     --------     --------     --------
       Loss from operations. . . . . . . . . . . . . .         3,196       15,389        7,189       15,043
Interest expense, net of capitalized interest. . . . .           301          662          534        1,046
Interest and other income. . . . . . . . . . . . . . .        (1,476)         (46)      (3,099)         (45)
                                                            --------     --------     --------     --------
       Loss before income taxes. . . . . . . . . . . .         2,021       16,005        4,624       16,044
Income tax expense (benefit) . . . . . . . . . . . . .             -          578         (870)         993
                                                            --------     --------     --------     --------
       Net loss. . . . . . . . . . . . . . . . . . . .      $  2,021     $ 16,583     $  3,754     $ 17,037
                                                            --------     --------     --------     --------
                                                            --------     --------     --------     --------
Loss per common share. . . . . . . . . . . . . . . . .      $   0.08     $   0.91     $   0.15     $   0.94
                                                            --------     --------     --------     --------
                                                            --------     --------     --------     --------
Average number of shares outstanding . . . . . . . . .        25,716       18,180       25,705       18,159
                                                            --------     --------     --------     --------
                                                            --------     --------     --------     --------



See accompanying notes to consolidated financial statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (In Thousands of Dollars)



                                                                        Six Months Ended
                                                                            June 30,
                                                                     ------------------------
                                                                     1996               1995
                                                                     -----              -----


 Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . .             $ (3,754)           $(17,037)
  Adjustments to reconcile net loss to net cash provided
   by (used in)operating activities:
    Depreciation and depletion . . . . . . . . . . . .                4,261               5,681
    Deferred income taxes. . . . . . . . . . . . . . .               (1,393)              1,334
    Loss on disposal or write-down of assets . . . . .                    -              11,554
    Deferred compensation. . . . . . . . . . . . . . .                    7                  18
    Deferred hedging gain, net . . . . . . . . . . . .                  990                   -
    Net change in operating assets and liabilities,
     net of noncash activity:
      Trade accounts receivable. . . . . . . . . . . .                1,178                  57
      Inventories. . . . . . . . . . . . . . . . . . .                 (756)              1,478
      Prepaid expenses and other current assets. . . .                 (142)                410
      Accounts payable . . . . . . . . . . . . . . . .                  618                (334)
      Interest payable . . . . . . . . . . . . . . . .                  807               1,719
      Income taxes payable . . . . . . . . . . . . . .                  485                (440)
      Other accrued expenses . . . . . . . . . . . . .                1,082                 177
      Accrued reclamation costs. . . . . . . . . . . .                  109                 (14)
                                                                   --------            --------
        Cash provided by operating activities. . . . .                3,492               4,603
                                                                   --------            --------
 Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . . .              (19,888)            (12,084)
  Proceeds from sale of property . . . . . . . . . . .                    -                 202
  Deferred stripping costs . . . . . . . . . . . . . .                    -                 (96)
                                                                   --------            --------
        Cash used by investing activities. . . . . . .              (19,888)            (11,978)
                                                                   --------            --------
 Cash flows from financing activities:
  Proceeds from issuance of common stock . . . . . . .                  668                 285
  Proceeds from long-term debt . . . . . . . . . . . .                   31               7,050
  Principal payments under capital lease obligation. .                 (749)                  _
                                                                   --------            --------
        Cash provided by (used in) financing
         activities. . . . . . . . . . . . . . . . . .                  (50)              7,335
                                                                   --------            --------
        Net decrease in cash and cash equivalents. . .              (16,446)                (40)
 Cash and cash equivalents at beginning of period. . .              114,633                 635
                                                                   --------            --------
 Cash and cash equivalents at end of period. . . . . .             $ 98,187            $    595
                                                                   --------            --------
                                                                   --------            --------






Supplemental disclosures:
  Interest paid during the quarter, net of amounts
    capitalized. . . . . . . . . . . . . . . . . . . .             $      0            $      0
                                                                   --------            --------
                                                                   --------            --------
  Income taxes paid. . . . . . . . . . . . . . . . . .             $      0            $     0
                                                                   --------            --------
                                                                   --------            --------



See accompanying notes to consolidated financial statements.

Supplemental noncash financing activities:

          In the three months ended June 30, 1996 and 1995, $0 and $1,329,000 respectively, of interest payable to First Mississippi Corporation was transferred to the principal balance of notes payable to First Mississippi Corporation.

          Capital lease obligations of $7,107,000 were incurred to acquire equipment during the six month period ended June 30, 1996.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE 2 - CHANGE IN PAR VALUE OF COMMON STOCK

     Effective June 25, 1996, FirstMiss Gold Inc. changed its name to
Getchell Gold Corporation (the "Company") and changed its state of incorporation from Nevada to Delaware. The primary purpose of this reincorporation was to allow the Company to benefit from Delaware's well-developed corporate law. In conjunction with the change in state of incorporation, the par value of the Company's 50,000,000 authorized number of shares of common stock is $0.0001, a change from FirstMiss Gold Inc.'s par value of $0.01 for its 50,000,000 authorized number of shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
     The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

     Effective June 25, 1996, FirstMiss Gold Inc. changed its name to Getchell Gold Corporation (the "Company") and changed its state of incorporation from Nevada to Delaware. The primary purpose of this reincorporation was to allow the Company to benefit from Delaware's well-developed corporate law.

RESULTS OF OPERATIONS
     Results for the quarter ended June 30, 1996 were a loss of $2.0 million, or $0.08 per share, versus a loss of $16.6 million, or $0.91 per share, for the same period in 1995. Results for the six months ended June 30, 1996, were a loss of $3.8 million, or $0.15 per share, compared to a loss of $17.0 million, or $0.94 per share, in the first six months of 1995. The 1995 results for both the quarter and six month periods include $11.5 million of non-cash impairment and abandonment charges, including a $2.4 million write-off of an inactive silver exploration property and a $9.1 million write-down of assets associated with termination of mining in the Main Pit at the Getchell property. While lower costs associated with mining and leaching resulted in an improved gross loss in the second quarter of 1996 compared to the second quarter of 1995, continued use of lower grade stockpile ores to meet mill feed requirements and increased costs associated with the conversion from open-pit mining to underground mining were responsible for a slightly less favorable gross loss for the six month period as compared to a year ago. Both the quarter and six month periods of 1996 were benefited with higher interest income and lower taxes in comparison to the 1995 periods. The following table highlights sales and production information:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                           ------------------   ----------------
                                             1996      1995      1996      1995
                                             ----      ----      ----      ----
 Ounces sold                                43,802    45,098    81,019    85,567
 Average realized price $ / ounce             $393      $392      $393      $391
 Average market price $ / ounce               $388      $389      $395      $384
 Ounces Produced:
     Mill                                   41,731    41,929    77,910    78,105
     Heap leach                              2,071     3,169     3,109     7,462
 Cash cost $ / ounce
     Mill                                     $366      $379      $385      $342
     Heap leach                               $269      $491      $219      $409
     Combined                                 $361      $387      $378      $347
 Total cost $ / ounce
     Mill                                     $428      $436      $440      $395
     Heap leach                               $281      $505      $235      $420
     Combined                                 $421      $441      $432      $398

SALES. Sales in the second quarter of 1996 of $17.2 million were down 3 percent from $17.7 million in the same period of 1995. Gold output totaled 43,802 ounces and 45,098 ounces in the 1996 and 1995 second quarters, respectively. Sales in the first six months of 1996 were $31.8 million compared to $33.5 million in the 1995 same period, reflecting production of 81,019 ounces and 85,567 ounces for the respective periods, a 5 percent decrease for the 1996 period. Production in the 1996 periods came from the Getchell Underground Mine and stockpiled ores, whereas production in the 1995 periods came from the Getchell Main Pit and stockpiled ore. The decreases in production in the 1996 periods compared to the 1995 periods were primarily due to lower production from the heap leach operation resulting from lower grade ores.

     Market gold prices averaged $388 and $395 per ounce in the quarter and six month periods ended June 30, 1996, changed from $389 and $384 in the same
periods of a year ago, respectively.    While the Company received full cash
benefit of the gold price improvement during the six month period, decreases in the carrying value of the hedge positions closed in the period and upon which non-cash hedge gains had been recognized in earlier periods, reduced the realized price to $393 per ounce comparing to $391 per ounce in the 1995 six month period. The realized price for the second quarter of 1996 was $393 compared to $392 for the second quarter of 1995.

     At June 30, 1996, the Company had spot deferred contracts on 109,000 ounces of gold of which 59,000 are scheduled to be delivered during 1996 at prices ranging between $402 and $423 per ounce and 50,000 ounces scheduled for delivery in 1997 at prices currently ranging between $396 and $414 per ounce. Based on the market price of gold at June 30, 1996, the unrealized gain on the contracts is $2.2 million.

COST OF SALES. Cost of sales for the 1996 second quarter of $18.4 million were $1.4 million lower than the 1995 period due to lower mining costs and a reduced scope of operations at the heap leach. Average cash costs for the 1996 second quarter benefited from the lower operating costs, resulting in $361 per ounce compared to $387 per ounce in the prior year second quarter. Cost of sales of $35.0 million for the six months ended June 30, 1996 reflect a slight increase from the same period a year earlier primarily due to higher mining and milling costs in the first quarter of 1996. With the slight increase in cost of sales and the lower production in the 1996 six month period, cash costs per ounce rose to $378 from $347 in the 1995 same period.

     The Company is seeking continued improvements in costs per ounce in 1996 at the Getchell Underground Mine by accessing higher grade ore zones, and increasing underground output. During the second quarter of 1996 a second portal into the Getchell Underground Mine was completed and during the first quarter of 1996 a backfill plant was completed. The Company is also seeking to reduce costs from other improvements in underground support facilities. No assurance can be given that the Company's effort to reduce unit costs per ounce will be successful.


SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs of $1.2 million and $2.4 million in the 1996 second quarter and first six months, respectively, compared to $1.0 million and $1.5 million in the same respective periods of a year ago. These costs were higher in the 1996 periods due to increased corporate activity following the spin off from First Mississippi Corporation in October 1995. As a result, various corporate administrative costs, including shareholder communications, investor relations, professional services, salaries, travel and insurance costs have risen from a year ago.

 EXPLORATION. Exploration expenses for the quarter and six months ended June 30, 1996 of $0.7 million and $1.6 million, respectively, were slightly higher than the same periods in the prior year. Capitalized drilling expenditures were $0.8 million and $1.3 million for the quarter and six months ended June 30, 1996, respectively, and are expected to increase during the remainder of the year as discussed in "Planned Activities".

 INTEREST EXPENSE. Interest expense was lower by $0.4 million and $0.5 million in the second quarter and first six months of 1996 compared to the same periods of 1995 due to lower debt balances on the First Mississippi Corporation notes and increased amounts of capitalized interest in the current periods related to the Company's current development projects.

 INTEREST AND OTHER INCOME. The increase in 1996 interest and other income over 1995 of $1.4 million for the second quarter and $3.1 million for the six months reflects higher interest earnings on higher cash balances following the equity offering in November 1995 as discussed in "Liquidity and Capital Resources".

 INCOME TAXES. For the quarter and six months ended June 30, 1995, the Company recognized a valuation allowance relating to an Amended Tax Sharing Agreement with First Mississippi Corporation, resulting in income tax expense of $0.6 million and $1.0 million, respectively. No tax benefit was recognized against the pretax loss in the second quarter of 1996, resulting in a tax benefit of $0.9 million for the first six months of 1996.


LIQUIDITY AND CAPITAL RESOURCES
     The Company is presently financing its operations and capital development projects from internally generated cash and from cash proceeds of an equity offering completed in November 1995 which provided a net $137.5 million. At June 30, 1996, the Company's cash and cash equivalents totaled $98.2 million.
It is currently anticipated that this cash, along with cash generated by operations, will be sufficient to complete the construction of the Turquoise Ridge Mine and to meet other capital and operating needs over the next two years. However, if operational delays are encountered or if cash generated by operations does not reach expectations (see discussion in "Risk Factors"), these cash amounts may not be sufficient to meet these needs, in which event the Company may find it necessary to raise additional funds through borrowings or additional equity offerings.

     During the six month period ended June 30, 1996, the Company spent cash of $19.9 million in capital expenditures. Of these capital expenditures, the Company spent $10.5 million on the development of the Turquoise Ridge ore body, $4.7 million for equipment and underground development costs at the Getchell Underground Mine, $2.3 million for mill facility improvements, $1.2 million for development drilling and $1.2 million on other capital items.

PLANNED ACTIVITIES
     The major focus of the Company during the next 15 months will be shaft sinking and construction of surface support facilities for the Turquoise Ridge Mine. Initial production of development ore at Turquoise Ridge is not expected before the end of 1997.

     The Company presently plans to focus 1996 exploration drilling on the evaluation of numerous targets on the Getchell Property located outside of the known reserve areas. Additional drilling is planned to investigate potential extensions of the Getchell Underground reserves and to evaluate the structure and mineralization potential of areas surrounding the Turquoise Ridge ore body. During the six months ended June 30, 1996, drilling in an area immediately adjacent to, and southeast of the current Turquoise Ridge ore body encountered a previously unknown mineralized zone in an area approximately 1,400 feet by 1,000 feet. Drilling to date suggests gold mineralization exists at a depth between 1,000 and 2,500 feet below the surface. The Company has expanded its 1996 exploration drilling program by approximately $2.0 million to allow additional drilling in this new zone and other areas surrounding the known Turquoise Ridge ore body. This new program is intended to provide a better understanding of the overall structure and mineralization around the Turquoise Ridge ore body, as well as provide information for short and medium-term mine planning purposes.

     The Company also plans to continue processing sulfide ores from the Getchell Underground ore body, supplemented by stockpiled ores as needed to keep the mill operating at full capacity. The Company is seeking to improve Getchell Underground grades and output and to achieve an output of 1,500 tons per day by the end of 1996. There can be no assurance that any of the foregoing plans or goals will be achieved.

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

     The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

   CALENDAR YEAR                                        PRICE PER OUNCE
  ---------------                                      -----------------
                                                    HIGH      LOW    AVERAGE
                                                    -----     -----  --------
 1984. . . . . . . . . . . . . . . . . . . . . . . .$406      $308      $360
 1985. . . . . . . . . . . . . . . . . . . . . . . . 341       294       317
 1986. . . . . . . . . . . . . . . . . . . . . . . . 438       326       368
 1987. . . . . . . . . . . . . . . . . . . . . . . . 500       390       446
 1988. . . . . . . . . . . . . . . . . . . . . . . . 495       395       437
 1989. . . . . . . . . . . . . . . . . . . . . . . . 416       356       381
 1990. . . . . . . . . . . . . . . . . . . . . . . . 474       346       383
 1991. . . . . . . . . . . . . . . . . . . . . . . . 403       344       362
 1992. . . . . . . . . . . . . . . . . . . . . . . . 374       330       344
 1993. . . . . . . . . . . . . . . . . . . . . . . . 406       326       360
 1994. . . . . . . . . . . . . . . . . . . . . . . . 396       370       384
 1995. . . . . . . . . . . . . . . . . . . . . . . . 396       370       384

     The London P.M. Fix on July 31, 1996, was $385 per ounce.

LOSSES
     The Company reported net losses of $2.0 million for the six months ended June 30, 1996, $5.0 million for the six months ended December 31, 1995 and $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses until its low grade stockpile ores are replaced by higher grade ore from new sources, which could include sources presently being explored or developed by the Company. There can be no assurance that such higher grade replacement ores will be obtained by the Company.

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

 DILUTION. The tonnage and grade of the mill feed material were estimated by applying dilution factors to certain resource data. The dilution agents are backfill, waste from the back of over-cut crosscuts and drifts, and from the walls. In the case of the latter two, MRDI assumed that there would be an average of one foot of back and wall dilution. If this dilution increases, there will be corresponding negative effects on the tonnage and grade to mill. This risk is related to the irregular configuration of the ore body which, even with the tight cut-and-fill stopping method used, could make achievement of a dilution thickness of one foot impossible to achieve in practice.

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

 HYDROLOGY. Drainage of the ore body and surrounding rock will be critical to the achievement of the mining efficiencies and costs estimated for the study.
If the deposit is not drained and water remains in this clay-rich environment, mining conditions could worsen, and support costs will increase. If, due to the presence of fine clays, the deposit drains slowly, the start of production may be delayed, and the build-up to full production may be of longer duration. Additionally, depending upon the quantity and quality of water encountered, the water treatment/disposal options presently available to the Company may be insufficient to meet estimated amounts needed to treat water pumped from Turquoise Ridge during de-watering.

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

HEDGING ACTIVITIES
     The Company currently uses spot deferred contracts in its hedging program to protect earnings and cash flows from the impact of short-term drops in gold price. These transactions have been designated as hedges of the price of future production and are accounted for as such. Spot deferred contracts are agreements between a seller and a counter party whereby the seller commits to deliver a set quantity of gold, at an established date in the future and at an agreed upon prices. The established forward price is equal to the current spot gold price on the day the agreement is signed plus "contango." Contango is equal to the difference between the prevailing market rate for cash deposits less the gold lease rate, for comparable periods. The contango rate ranged from 4.0% to 3.8% for 1 month to 12 month periods at June 30, 1996.

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

     Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango for the next period out to the newly established forward delivery date. Generally, the counter party will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment. During both the second quarter and first six months ended June 30, 1996, the Company deferred delivery on contracts representing 90,000 ounces.

     At June 30, 1995, the Company had spot deferred contracts on 109,000 ounces of gold of which 59,000 are scheduled to be delivered during 1996 at prices ranging between $402 and $423 per ounce and 50,000 ounces scheduled for delivery in 1997 at prices currently ranging between $396 and $414 per ounce. Based on the market price of gold at June 30, 1996, the unrealized gain on the contracts is $2.2 million. The Company's accounting treatment for spot deferred contracts is outlined in Notes 1 and 7 to the Consolidated Financial Statements as found in the Company's Form 10-K for the period ended December 31, 1995.

     Risk of loss from these forward sales and purchases agreements arises from the possible inability of a counter party to honor contracts and from changes in the Company's potential ability to deliver gold. However, nonperformance by any party to the financial instruments in not anticipated.

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

     During the past three years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a one-year moratorium on processing of new patent applications was approved. This moratorium has been extended through September 30, 1996. In addition, a variety of legislation is now pending before the United States Congress to amend further the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of future congressional action is difficult to predict.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders on June 13, 1996, the Company stockholders, pursuant to proxies solicited under Regulation 14A, cast votes on proposals as follows:


Proposal No. 1 - Election of Directors
- --------------------------------------                          Withhold
                            For                                Authority
                            ---                                ---------
  Walter A. Drexel       20,266,606                             481,523
  John Racich            20,270,192                             477,937
  Charles E. Stott, Jr.  20,269,876                             478,253
  Al Winters             20,270,417                             477,712
  Robert L. Zerga        20,270,674                             477,455

Continuing directors are:

  Robert C. Horton
  Pete Ingersoll
  R. Michael Summerford
  G.W. Thompson
  J. Kelley Williams

Proposal No. 2 - Approval of 1996 Long Term Equity Incentive Plan
- -----------------------------------------------------------------
          For     Against     Abstain     Non Vote
          ---     -------     -------     --------
      19,575,616  879,886     102,872     189,755

Proposal No. 3 - Approval of 1996 Stock Option Plan for Outside Directors
- -------------------------------------------------------------------------
          For     Against     Abstain     Non Vote
          ---     -------     -------     --------
      19,954,483  458,922     117,969     189,755

Proposal No. 4 - Approval of a Change in the State of Incorporation of the
- --------------------------------------------------------------------------
     Company from the State of Nevada to the State of Delaware
     ---------------------------------------------------------
          For     Against     Abstain     Non Vote
          ---     -------     -------     --------
      17,118,364  559,650     64,171      3,005,944

Proposal No. 5 - Approval of a Change of the Corporate Name of the Company to
- -----------------------------------------------------------------------------
     Getchell Gold Corporation
     -------------------------
          For     Against     Abstain     Non Vote
          ---     -------     -------     --------
      20,318,128  183,905     94,767      151,329

Proposal No. 6 - Ratification of Appointment of Independent Auditors for 1996
- -----------------------------------------------------------------------------
          For     Against     Abstain     Non Vote
          ---     -------     -------     --------
      20,697,162   21,726      29,241        0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS
     The following exhibits are filed herewith and are referred to and incorporated herein by reference to such filings.

 10(a)    -    Construction Contract for the Shaft #1 Construction Project
               between FirstMiss Gold, Inc. and Thyssen Mining, dated January 2,
               1996.
 10(b)    -    Construction Contract for the Turquoise Ridge No. 2 Shaft
               Construction Project between FirstMiss Gold, Inc. and Thyssen
               Mining, dated May 1, 1996.
 27.      _    Financial Data Schedule.


REPORTS ON FORM 8-K
     During the three months ended June 30, 1996 there were no reports filed on Form 8-K.

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

        SIGNATURE                       TITLE                         DATE
        ---------                       -----                         ----
   /s/ G. W. THOMPSON    President, Chief Executive Officer     August 13, 1996
   ------------------    and Director
     G. W. Thompson

   /s/ DONALD S. ROBSON  Vice President and Chief Financial     August 13, 1996
   --------------------  Officer
     Donald S. Robson    (Principal Financial Officer)