Form 10-Q
period 1996-09-30
GETCHELL GOLD CORP
filed 1996-11-13
CIK 824590

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission file number: 0-16484


                            Getchell Gold Corporation
             (Exact name of Registrant as specified in its charter)

                       Delaware                     64-0748908
           (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                            5460 South Quebec Street
                                    Suite 240
                            Englewood, Colorado 80111
               (Address of principal executive offices) (Zip code)

                                 (303) 771-9000
               (Registrant's telephone number including area code)

                                 Not applicable
(Former name,former address,and former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                         Outstanding

Common Stock, par value $0.0001               25,763,812 on November 11, 1996

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


                          GETCHELL GOLD CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)
                                  (In Thousands of Dollars)

                                                                September 30,         December 31,
                                                                    1996                  1995
                                                                 ----------            ----------
                          ASSETS
Current assets:
     Cash and cash equivalents ...........................       $  81,212             $ 114,633
     Trade accounts receivable ...........................           3,176                 3,812
     Inventories:
          Ore and ore in process .........................           2,528                 2,088
          Materials and supplies .........................           7,152                 7,662
                                                                 ---------             ---------
               Total inventories .........................           9,680                 9,750
                                                                 ---------             ---------
     Prepaid expenses and other current assets ...........             789                 1,408
     Deferred hedging gains, net .........................             280                 1,046
                                                                 ---------             ---------
               Total current assets ......................          95,137               130,649
Property, plant and equipment, net .......................         117,647                79,844
                                                                 ---------             ---------
               Total assets ..............................       $ 212,784             $ 210,493
                                                                 =========             =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................       $   7,245             $   4,953
     Current portion of capital lease obligation .........           1,928                   844
     Other accrued expenses ..............................             614                   702
                                                                 ---------             ---------
               Total current liabilities .................           9,787                 6,499
Long-term interest payable ...............................           1,381                  --
Long-term debt ...........................................          23,814                23,783
Capital lease obligations, less current installments .....           9,259                 4,387
Deferred income taxes ....................................           7,742                 8,611
Other long-term liabilities ..............................           3,616                 2,949
                                                                 ---------             ---------
               Total liabilities .........................          55,599                46,229
                                                                 ---------             ---------

Stockholders' equity :
     Common stock ........................................               3                   257
     Contributed and paid-in capital .....................         172,862               171,722
     Accumulated deficit .................................         (15,680)               (7,708)
     Unearned compensation ...............................            --                      (7)
                                                                 ---------             ---------
               Total stockholders' equity ................         157,185               164,264
                                                                 ---------             ---------
               Total liabilities and stockholders' equity        $ 212,784             $ 210,493
                                                                 =========             =========

                See accompanying notes to consolidated financial statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               (In Thousands of Dollars, Except Per Share Amounts)

                                                                     Three Months Ended     Nine Months Ended
                                                                        September 30,         September 30,
                                                                     -------------------   -------------------
                                                                       1996       1995       1996        1995
                                                                     --------   --------   --------   --------
Net sales .........................................................  $ 17,020   $ 17,605   $ 48,868   $ 51,064
Cost of sales .....................................................    20,592     16,939     55,606     50,955
                                                                     --------   --------   --------   --------
     Gross loss (profit) ..........................................     3,572       (666)     6,738       (109)

Selling, general and administrative expenses ......................       870      1,078      3,310      2,555
Exploration expenses ..............................................       606        366      2,189      1,844
Abandonment and impairment of mineral properties ..................      --         --         --       11,531
                                                                     --------   --------   --------   --------
     Loss from operations .........................................     5,048        778     12,237     15,821

Interest expense, net of capitalized interest .....................       436        961        970      2,007
Interest and other income .........................................    (1,266)       (80)    (4,365)      (125)
                                                                     --------   --------   --------   --------
      Loss before income taxes ....................................     4,218      1,659      8,842     17,703

Income tax expense (benefit) ......................................      --         (425)      (870)       568
                                                                     --------   --------   --------   --------
     Net loss .....................................................  $  4,218   $  1,234   $  7,972   $ 18,271
                                                                     ========   ========   ========   ========
     Loss per common share ........................................  $   0.16   $   0.07   $   0.31   $   1.01
                                                                     ========   ========   ========   ========

     Average number of shares outstanding .........................    25,743     18,183     25,718     18,167
                                                                     ========   ========   ========   ========

                See accompanying notes to consolidated financial statements.

                                      GETCHELL GOLD CORPORATION AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                              (In Thousands of Dollars)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               --------------------------
                                                                                   1996           1995
                                                                               ----------      ----------
Cash flows from operating activities:
     Net loss ...........................................................      $  (7,972)      $ (18,271)
     Adjustments to reconcile net loss to net cash provided by
          (used in) operating activities:
          Depreciation and depletion ....................................          6,729           7,620
          Deferred income taxes .........................................           (870)          1,334
          Loss on disposal or abandonment and impairment ................              5          11,553
          Deferred compensation .........................................              7              18
          Deferred hedging gain, net ....................................            767            (748)
          Net change in operating assets and liabilities:
               Trade accounts receivable ................................            636            (392)
               Inventories ..............................................             70             980
               Prepaid expenses and other current assets ................            620             416
               Accounts payable .........................................            932            (677)
               Other accrued expenses ...................................            (98)            599
               Interest payable .........................................          1,381           1,488
               Income taxes payable .....................................           --              (842)
               Other long-term liabilities ..............................            666              16
                                                                               ---------       ---------
                    Cash provided by operating activities ...............          2,873           3,094
                                                                               ---------       ---------

Cash flows from investing activities:
     Capital expenditures ...............................................        (36,076)        (17,020)
     Proceeds from sale of property .....................................              9             202
     Deferred stripping costs ...........................................           --               (96)
                                                                               ---------       ---------
                    Cash used by investing activities ...................        (36,067)        (16,914)
                                                                               ---------       ---------

Cash flows from financing activities:
     Proceeds from issuance of common stock .............................            893             285
     Proceeds from long-term debt .......................................             31          12,900
     Principal payments under capital lease obligation ..................         (1,151)           --
                                                                               ---------       ---------
                    Cash provided by (used in) financing activities .....           (227)         13,185
                                                                               ---------       ---------

Net decrease in cash and cash equivalents ...............................        (33,421)           (635)
Cash and cash equivalents at beginning of period ........................        114,633             635
                                                                               ---------       ---------
Cash and cash equivalents at end of period ..............................      $  81,212       $    --
                                                                               =========       =========



Supplemental disclosures:
Interest paid, net of amounts capitalized ...............................      $     732       $     129
                                                                               =========       =========
Income taxes paid .......................................................      $    --         $     100
                                                                               =========       =========




Supplemental noncash financing activities (in thousands):

In the nine months ended September 30, 1996 and 1995, $0 and $1,329 respectively, of interest payable to First Mississippi Corporation was transferred to the principal balance of notes payable to First Mississippi Corporation.

Capital lease obligations of $7,107 were incurred to acquire equipment during the nine month period ended September 30, 1996.


          See accompanying notes to consolidated financial statements.

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

         In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Report of FirstMiss Gold Inc. on Form 10-K for the six month period ended December 31, 1995.

         Certain prior year amounts have been reclassified to conform with the current year presentation.


Note 2 - Change in Par Value of Common Stock

         Effective June 25, 1996, FirstMiss Gold Inc. changed its name to Getchell Gold Corporation (the "Company") and changed its state of incorporation from Nevada to Delaware. The primary purpose of this reincorporation was to allow the Company to benefit from Delaware's well-developed corporate law. In conjunction with the change in state of incorporation, the par value of the Company's 50,000,000 authorized shares of common stock is $0.0001, a change from FirstMiss Gold Inc.'s par value of $0.01 for its 50,000,000 authorized shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
         The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

         Effective June 25, 1996, FirstMiss Gold Inc. changed its name to Getchell Gold Corporation (the "Company") and changed its state of incorporation from Nevada to Delaware. The primary purpose of this reincorporation was to allow the Company to benefit from Delaware's well-developed corporate law.

RESULTS OF OPERATIONS
         Results for the quarter ended September 30, 1996 were a loss of $4.2 million, or $0.16 per share, versus a loss of $1.2 million, or $0.07 per share, for the same period in 1995. Results for the nine months ended September 30, 1996, were a loss of $8.0 million, or $0.31 per share, compared with a loss of $18.3 million, or $1.01 per share, in the nine months of 1995. The 1995 results for the nine month period include $11.5 million of non-cash impairment and abandonment charges, consisting of a $2.4 million write-off of an inactive silver exploration property and a $9.1 million write-down of assets associated with termination of mining in the Main Pit at the Getchell property. Continued use of lower grade stockpile ores to meet mill feed requirements was responsible for less favorable gross results for the third quarter of 1996 as compared with the third quarter of 1995. In addition to the continued use of lower grade stockpile ores, increased costs associated with the conversion from open-pit mining to underground mining were responsible for less favorable gross results for the nine months of 1996 as compared with the same period of 1995. Results in both the quarter and nine month periods of 1996 benefited from higher interest income in comparison to the corresponding 1995 periods. The following table highlights sales and production information for the three and nine month periods ended September 30, 1996 and 1995:

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                        ------------------    -----------------
                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
Ounces sold ........................     42,423     43,845    123,442    129,412
Average realized price $ / ounce ...   $    401   $    402   $    396   $    395
Average market price $ / ounce .....   $    385   $    383   $    391   $    384
Ounces Produced:
         Mill ......................     39,993     42,262    117,903    120,367
         Heap leach ................      2,430      1,583      5,539      9,045
Cash cost $ / ounce
         Mill ......................   $    437   $    349   $    402   $    344
         Heap leach ................   $    263   $    137   $    239   $    362
         Combined ..................   $    427   $    341   $    395   $    345
Total cost $ / ounce
         Mill ......................   $    498   $    395   $    460   $    395
         Heap leach ................   $    272   $    149   $    251   $    372
         Combined ..................   $    485   $    386   $    450   $    394

SALES. Sales in the 1996 periods were adversely affected by lower mill throughput due primarily to mechanical problems at the mill, which have been resolved, resulting in a loss of nine days of production in the third quarter. Sales in the third quarter of 1996 of $17.0 million were down 3 percent from $17.6 million in the same period of 1995. Gold output totaled 42,423 ounces and 43,845 ounces in the 1996 and 1995 third quarters, respectively. Sales in the first nine months of 1996 were $48.9 million compared with $51.1 million in the same period of 1995, reflecting production of 123,442 ounces and 129,412 ounces for the respective periods, a 5 percent decrease for the 1996 period. In addition to the lower mill throughput, the decrease in production in the 1996 nine months compared with the 1995 nine months was due to lower heap leach output resulting from lower ore grades and slower recovery rates. Mill feed in the 1996 periods came from the Getchell Underground Mine and stockpiled ores, whereas production in the 1995 periods came primarily from the Getchell Main Pit and stockpiled ore.

         Market gold prices averaged $385 and $391 per ounce in the quarter and nine months ended September 30, 1996, respectively, compared with $383 and $384 in the same periods of 1995, respectively. Hedging contributed $16 and $5 per ounce to the realized price in the quarter and nine months ended September 30, 1996, compared with $19 and $11 per ounce in the same periods a year ago, respectively.

         At September 30, 1996, the Company had spot deferred contracts on 100,000 ounces of gold of which 40,000 are scheduled to be delivered during the fourth quarter of 1996 at prices ranging between $405 and $407 per ounce and 60,000 ounces scheduled for delivery in the first six months of 1997 at prices currently ranging between $391 and $418 per ounce. Based on the market price of gold at September 30, 1996, the unrealized gain on the contracts is $2.2 million. The Company's accounting treatment for spot deferred contracts is outlined in Notes 1 and 7 to the Consolidated Financial Statements as found in the Company's Report on Form 10-K for the six-month period ended December 31, 1995.

COST OF SALES. Cost of sales for the 1996 third quarter of $20.6 million were $3.7 million higher than the 1995 period due to higher mining, mine site administrative and depreciation costs. Cost of sales of $55.6 million for the nine months ended September 30, 1996 reflect a $4.7 million increase from the same period a year earlier primarily due to higher mining and mine site administrative costs. With the increase in cost of sales and the lower production in the 1996 periods compared with the 1995 periods, cash costs per ounce rose to $427 from $341 in the third quarter and to $395 from $345 in the nine months.

 SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs were $0.9 million and $3.3 million in the 1996 third quarter and first nine months, respectively, compared with $1.1 million and $2.6 million in the same respective periods of a year ago. These costs were higher in the 1996 nine month period due to increased corporate activity following the spin off from First Mississippi Corporation in October 1995. Various corporate administrative costs, including stockholder communications, investor relations, professional services, salaries, travel and insurance costs have risen for the 1996 nine month period compared with the same period in 1995.

 EXPLORATION. Exploration expenses for the quarter and nine months ended September 30, 1996 of $0.6 million and $2.2 million, respectively, were higher than the same periods in the prior year, reflecting increased drilling activity. Capitalized drilling expenditures were $0.8 million and $2.1 million for the quarter and nine months ended September 30, 1996, respectively, and are expected to increase during the remainder of the year as discussed in "Planned Activities."

 INTEREST EXPENSE. Interest expense was lower by $0.5 million and $1.0 million in the third quarter and first nine months of 1996, respectively, compared with the same periods of 1995 due to lower debt balances owed to First Mississippi Corporation and increased amounts of capitalized interest in the current periods related to the Company's current development projects.

 INTEREST AND OTHER INCOME. The increase in 1996 interest and other income over 1995 of $1.2 million for the third quarter and $4.2 million for the nine months reflects higher interest earnings on higher cash balances following the equity offering in late 1995 as discussed in "Liquidity and Capital Resources."

 INCOME TAXES. A $0.9 million tax benefit was recognized on the pretax loss in the first quarter of 1996 with no additional benefits being recognized in subsequent quarters. In the second quarter of 1995, the Company recognized a valuation allowance relating to an Amended Tax Sharing Agreement with First Mississippi Corporation. This valuation allowance, offset by tax benefits relating to pretax losses for the period, resulted in income tax expense of $0.6 million for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
         The Company is presently financing its operations and capital development projects from internally generated cash and from cash proceeds of an equity offering completed in late 1995, which provided a net $137.5 million. At September 30, 1996, the Company's cash and cash equivalents totaled $81.2 million. This cash, along with cash generated by operations, will be used for the development of the Turquoise Ridge Mine and to meet other capital and operating needs over the next two years (see discussion in "Risk Factors"). If such funds are not sufficient to meet these needs, the Company may raise additional funds through borrowings or additional equity offerings.

         During the nine month period  ended  September  30,  1996,  the Company spent cash of $36.1 million on capital expenditures. Of these capital expenditures, the Company spent $19.1 million on the development of the Turquoise Ridge ore body, $8.4 million for equipment and underground development costs at the Getchell Underground Mine, $4.9 million for mill facility improvements, $2.1 million for development drilling and $1.6 million on other capital items.

PLANNED ACTIVITIES
         The major focus of the Company during the next twelve months will be the sinking of two shafts at the Turquoise Ridge deposit. Initial production of development ore at Turquoise Ridge is not expected before the end of 1997.

         Through the nine months ended September 30, 1996, twenty-three core holes have been drilled in the "shaft zone," contiguous and to the southeast of the existing reserves at Turquoise Ridge. The purpose of this drilling is to assist in mine planning and to convert previously declared mineralizations to reserves. In addition, a program to delineate the size and orientation of the Turquoise Ridge deposit is underway with three core drill rigs engaged in step-out drilling on the deposit. The Company expanded its 1996 exploration drilling program by approximately $2.5 million to allow for these two programs. Drilling continues on other targets on the Getchell Property located outside the known mineralization areas.

         The Company plans to continue processing sulfide ores from the Getchell Underground ore body, supplemented by stockpiled ores as needed to keep the mill operating at full capacity. There can be no assurance that any of the foregoing plans or goals will be achieved.

RISK FACTORS

GOLD PRICE VOLATILITY
         The Company's profitability is significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold, and production and cost levels in major gold-producing regions such as South Africa and the former Soviet Union. Moreover, gold prices are also affected by macro-economic factors such as expectations for inflation, interest rates, currency exchange rates, and global or regional political and economic situations. The current demand for and supply of gold affect gold prices, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If the Company's cash costs of production exceeds gold prices for any sustained period or if gold prices should decline below the Company's cash costs of production and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production.

     The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

  Calendar Year                                        Price Per Ounce
                                          High             Low           Average
1984 ...........................          $406            $308            $360
1985 ...........................           341             294             317
1986 ...........................           438             326             368
1987 ...........................           500             390             446
1988 ...........................           484             395             437
1989 ...........................           416             356             381
1990 ...........................           424             346             383
1991 ...........................           403             344             362
1992 ...........................           360             330             344
1993 ...........................           406             326             360
1994 ...........................           395             378             384
1995 ...........................           396             372             384

         The London P.M. Fix on November 11, 1996, was $381 per ounce.

LOSSES
         The Company reported net losses of $8.0 million for the nine months ended September 30, 1996, $5.0 million for the six months ended December 31, 1995 and $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses until its low grade stockpile ores are replaced by higher grade ore from new sources, which could include sources presently being explored or developed by the Company. There can be no assurance that such higher grade replacement ores will be obtained by the Company.

DEPENDENCE ON A SINGLE MINE
         All of the Company's revenues are derived from its mining and milling operations at the Getchell Property. If the operations at the Getchell Underground Mine or at any of the Company's processing facilities were to be reduced, interrupted or curtailed, the Company's ability to generate revenues and profits in the future would be materially adversely affected. (See "Results of Operations-Sales" above.)

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

         There can be no assurance that the probable reserves set forth in the September 1995 pre- feasibility study conducted by Mineral Resources Development Inc. (MRDI) will actually be mined and milled on an economic basis, if at all. The MRDI Study is based upon many assumptions, some or all of which may not prove to be accurate. The failure of any such assumptions to prove accurate may alter the conclusions of the MRDI Study and may have a material adverse effect on the Company.

         The Turquoise Ridge project has transitioned from the pre-feasibility study level of project development to the construction phase of development. The expenditures required to advance the project to the point of a production test is large, particularly since the Company has decided to proceed with shaft systems capable of being used in full-scale production to save time and money, if trial mining is confirmed as viable. Thus, to a large extent, expenditures which would usually be supported by a feasibility study will depend on the data in-hand and assumptions made in the MRDI Study with an attendant higher level of uncertainty.

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

 NO. 1 SHAFT COMPLETION. MRDI believes a two-year assumed construction period for No. 1 Shaft, which will become the main production shaft, is an aggressive schedule. Delay in construction would necessitate removing ore through the No. 2 Shaft, which is basically designed for waste and the limited ore from early production. Additionally, the availability of the final ventilation circuit required for mining depends upon the completion of No. 1 Shaft. As of September 30, 1996, sinking of the ventilation shaft progressed to a depth of 400 feet and the first station had been installed. The production shaft surface plant is nearing completion and shaft sinking in the production shaft is planned to begin in the fourth quarter of 1996. The project continues to be on schedule.

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

EXPLORATION
         Mineral exploration, particularly for gold, is highly speculative in nature, involves many risks and frequently is unsuccessful. The Company currently is seeking to expand its reserves only through exploration and development at the Getchell Property. There can be no assurance that the Company's exploration efforts will result in the discovery of any additional gold mineralization or that any mineralization discovered will result in an increase of the Company's reserves. If reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. No assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves or that the Company's development program will be able to extend the life of the Company's existing mines.

HEDGING ACTIVITIES
         The Company currently uses spot deferred contracts in its hedging program to protect earnings and cash flows from the impact of short-term drops in gold price. These transactions have been designated as hedges of the price of future production and are accounted for as such. Spot deferred contracts are agreements between a seller and a counter party whereby the seller commits to deliver a set quantity of gold, at an established date in the future and at an agreed upon price. The established forward price is equal to the current spot gold price on the day the agreement is signed plus "contango." Contango is equal to the difference between the prevailing market rate for cash deposits less the gold lease rate, for comparable periods. The contango rate ranged from 3.4% to 3.55% for 1 month to 12 month periods at September 30, 1996.

         At the scheduled future delivery date, the seller may deliver gold and thereby fulfill the contract or defer delivery to a future date. In practice this generally allows the seller to maximize the price realized. If the spot price on the delivery date is greater than the contract price, delivery on the contract may be deferred to a new forward date and the gold is sold at the higher spot price. If the spot price is lower than the contract price, the delivery may be made against the contract and the higher contract price is realized.

         Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango (assuming it is positive) for the next period out to the newly established forward delivery date. Generally, the counter party will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment. During both the third quarter and first nine months ended September 30, 1996, the Company deferred delivery on contracts representing 100,000 ounces.

         At September 30, 1996, the Company had spot deferred contracts on 100,000 ounces of gold of which 40,000 are scheduled to be delivered during 1996 at prices ranging between $405 and $407 per ounce and 60,000 ounces scheduled for delivery in 1997 at prices currently ranging between $391 and $418 per ounce. Based on the market price of gold at September 30, 1996, the unrealized gain on the contracts is $2.2 million. The Company's accounting treatment for spot deferred contracts is outlined in Notes 1 and 7 to the Consolidated Financial Statements as found in the Company's Report on Form 10-K for the six-month period ended December 31, 1995.

         Risk of loss from these forward sales and purchases agreements arises from the possible inability of a counter party to honor contracts and from changes in the Company's potential ability to deliver gold, although nonperformance by any party to the financial instruments is not anticipated.

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

         During the past three years, the United States Congress considered a number of proposed amendments to the General Mining Law of 1872, as amended (the "General Mining Law"), which governs mining claims and related activities on federal lands. In 1992, a holding fee of $100 per claim was imposed upon unpatented mining claims located on federal lands. In October 1994, a one-year moratorium on processing of new patent applications was approved. This moratorium subsequently was renewed and now has been extended through September 30, 1997. In addition, over the past several years a variety of legislation has been proposed before the United States Congress to amend further the General Mining Law. The proposed legislation would, among other things, change the current patenting procedures, impose royalties, and enact new reclamation, environmental controls and restoration requirements. The royalty proposals range from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. The extent of any such changes is not presently known and the potential impact on the Company as a result of future congressional action is difficult to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands.

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

         In the context of environmental compliance and permitting, including the approval of reclamation plans, the Company must comply with federal, state and local standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted, constructed and operated and how stringently the regulations are implementing by the permitting authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that the Company would not proceed with the development of a project or the operation or further development of a mine. Laws, regulations and regulatory policies involving the protection and remediation of the environment are constantly
changing  at  all  levels  of  government   and  are  generally   becoming  more
restrictive, and the costs imposed on the development and operation of mineral properties are increasing as a result of such changes. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations.

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

         The Company is also subject to regulations under (I) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or Superfund) which regulates and establishes liability for the release of hazardous substances and (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats. Revisions to CERCLA and ESA are being considered by Congress; the impact on the Company of these revisions is not clear at this time.

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

MINING RISK AND INSURANCE
         The gold ore located on the Getchell Property and the existing tailings ponds and waste dumps located on the Getchell Property contain relatively high levels of arsenic, and the milling of such ore involves the use of other toxic substances, including sodium cyanide, sodium hydroxide, sulfuric acid and nitric acid. In addition, the business of gold mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, the encounter of unusual or unexpected geological conditions, slope failures, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. The Company maintains insurance against risks that are typical in the gold mining industry and in amounts that the Company believes to be reasonable, but which may not provide adequate coverage in certain unforeseen circumstances. Additionally, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) is not generally available to the Company or to other companies within the industry.

TITLE TO PROPERTIES
         Certain of the Company's mineral rights consist of unpatented mining claims. Unpatented mining claims are unique property interests that are generally considered to be subject to greater title risk than other real property interests. The greater title risk results from unpatented mining claims being dependent on strict compliance with a complex body of federal and state statutory and decisional law, much of which compliance involves physical activities on the land, and from the lack of public records which definitively control the issues of validity and ownership. The Company's unpatented mining claims also could be adversely affected by the imposition of federal royalties or other burdens or restriction if certain forms of proposed legislation to amend the General Mining Law of 1872 are passed by the United States Congress. See the Discussion above in "Regulation of Mining Activity".

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 27.    -     Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Getchell Gold Corporation

November 13, 1996    By:/s/ G. W. Thompson
                        ------------------------------------------
     Date               G. W. Thompson, President, Chief Executive Officer
                                        and Director


November 13, 1996    By:/s/ D. S. Robson
                        ------------------------------------------
     Date               Donald S. Robson, Vice President and Chief Financial
                                          Officer (Principal Financial Officer)