Form 10-K405
period 1996-12-31
GETCHELL GOLD CORP
filed 1997-03-11
CIK 824590

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    (Mark One)

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    Commission File Number 0-16484

                           GETCHELL GOLD CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      64-0748908
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

          5460 SOUTH QUEBEC STREET                                 80111
                  SUITE 240                                     (Zip Code)
             ENGLEWOOD, COLORADO
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (303) 771-9000

          Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                              NAME OF EXCHANGES ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
            Common Stock, par value $0.0001                               American Stock Exchange
                                                                         The Toronto Stock Exchange

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of the voting stock held by non-affiliates of the registrant, based on the
March 6, 1997 closing price of $49 1/8 on the American Stock Exchange, was approximately $1,234,000,000.
Common Stock outstanding on March 6, 1997 was 25,771,871 shares.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934 for the annual meeting of stockholders to be held May 2, 1997 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

                    ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

    The following discussion of Getchell Gold Corporation's business and properties includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Act"), and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in "Business and Properties" and in "Risk Factors" as found in Item 7 of this Form 10K.

    Getchell Gold Corporation (including its subsidiary, the "Company") (formerly known as FirstMiss Gold Inc.), a Delaware corporation, is engaged in the exploration, development, mining and processing of gold ore from the 33,000-acre "Getchell Property" located in north central Nevada (see map on page
2).

    The Getchell Property is located in the Potosi Mining District on the eastern side of the Osgood Mountain Range, 35 miles northeast of Winnemucca, Nevada. Access to the property is via Nevada State Highway 18 and an all-weather gravel road maintained jointly by the Company and various competitors who use the same access. The Company's operations on the Getchell Property include a pressure oxidation ("autoclave") mill facility, a heap leach facility and an underground mine known as the "Getchell Underground" mine. Prior to July 1995, and for a nine month period during 1996, operations also included open pit mining of oxide and sulfide ores. During the twelve-month period ended December 31, 1996, approximately 171,343 ounces of gold were produced and sold. A second underground mine on the Getchell Property known as the "Turquoise Ridge" mine is currently under development.

    The Getchell Property is presently in the midst of a transition from a predominantly open pit operation to a predominantly underground operation. During the transition period mill feed will be derived from a low-grade surface stockpile built up during the past open pit phase and from underground ore from the Getchell Underground mine. The continued transition away from stockpiled surface ores will be dependent upon the successful development of the Turquoise Ridge mine and mining the higher grade ores which independent studies indicate should be found therein. Initial production of development ore from the Turquoise Ridge mine is scheduled to begin no earlier than the end of 1997. Until the Turquoise Ridge mine reaches full capacity, mill ore feed will continue to be augmented by low grade stockpile ore. Full capacity output at the Turquoise Ridge mine is expected to be 2,000 tons per day.

    Gold mineralization on the Getchell Property is found in a series of zones associated with faults and with rock types which are chemically receptive to mineralization. At December 31, 1996, the Company's proven and probable reserves consisted of approximately 12.8 million tons of underground ore at an average grade of 0.343 ounces of gold per ton or approximately 4.4 million contained ounces of gold. There are also on the Getchell Property approximately 2.1 million tons of surface ore averaging 0.065 ounces per ton of gold or approximately 0.1 million contained ounces of gold.

    The Company was incorporated in Nevada in August 1987 by ChemFirst Inc. ("ChemFirst," formerly known as First Mississippi Corporation), a Mississippi corporation, for the purpose of financing, developing and operating the Getchell Property and for conducting minerals exploration. In May 1988, the Company sold 3,250,000 shares of its common stock in an initial public offering. Following the offering, ChemFirst held approximately 81% of the Company's stock. In October 1995 ChemFirst distributed its 14,750,000 shares of the Company's stock to ChemFirst's shareholders in a tax free distribution (the "Spin-Off").

    In the fourth quarter of 1995 the Company sold a total of 7,475,000 common shares to the public at $19.50 per share. Net proceeds to the Company were approximately $137.5 million. In 1996 the Company reincorporated in Delaware. In September 1995 the Company changed its fiscal year end from June 30 to December
31. As a result, financial and operating data as found herein includes data for the year ended

December 31, 1996, the six months ended December 31, 1995 and the two years ended June 30, 1995 and 1994.

    The Company's principal executive offices are located at 5460 South Quebec Street, Suite 240, Englewood, Colorado 80111. The Company's telephone number is
(303) 771-9000. At December 31, 1996, the Company had 458 employees.

                                 [MAP]

Map which displays the outline of the Getchell Property, its general location within the state of Nevada and labels of the various mines, faults and processing facilities.

THE GETCHELL PROPERTY

HISTORY. Gold mining commenced at the Getchell Property in the late 1930's and has continued intermittently since that time under several different owners. ChemFirst purchased the property (inactive at the time) from Conoco Inc. in 1983. ChemFirst began a program to develop the property in July 1983. Operations at the oxide heap leach facility and the autoclave mill facility were commenced in June 1985 and February 1989, respectively, and as of December 31, 1996 the Company had produced over 1.6 million ounces of gold from the Getchell Property.

PROPERTY INTEREST. The Getchell Property consists of approximately 18,900 acres of unpatented lode and mill site mining claims and 14,100 acres of fee land owned by the Company. Greater than 90% of the Company's current proven and probable reserves are on fee land. Approximately 65% of the Getchell Property, including all current proven and probable reserves, is subject to a royalty owned by a third party equal to 2% of the sales revenues after deducting shipping and refining costs.

GEOLOGY. Gold mineralization on the Getchell Property occurs in a series of discrete zones associated with the north/south-trending Getchell Fault and with the northeast-trending Turquoise Ridge Fault (See maps on pages 2 and 5). Both systems cut through a thick sequence of interbedded early Paleozoic sedimentary and volcanic units. Intensity of gold mineralization is related to structural complexity and the location of rocks chemically receptive to mineralization. "Mineralization" is a naturally occurring concentration of minerals which may or may not be economically minable.

    Refractory sulfide gold deposits are found at depth along the Getchell Fault and in sedimentary units near the Getchell Fault. Drilling has identified similar gold deposits in folded Paleozoic sedimentary units in contact with and south of the Turquoise Ridge Fault 2,000 feet northeast of the Getchell Fault. Oxidized gold deposits are also associated with the Getchell and Turquoise Ridge fault zones and at other places on the Getchell Property, typically occurring as discrete zones at depths shallower than the sulfide mineralization. Additional oxide and sulfide gold mineralization is found in an area known as Section 13 which is located approximately 3 miles northeast of the mill site (see map on page 2).

MINING. While the Company's past production came principally from open pit mines, the Company's current production comes primarily from underground mining at the Getchell Underground mine and low grade surface stockpiles. Surface mining of sulfide ores in an open pit known as the "Main Pit" was terminated in July 1995 after a geotechnical monitoring program indicated that the continued pit mining would likely destablize the pit wall. Open pit mining of oxide ores ceased in November 1996 following the exhaustion of recoverable oxide ores. The Getchell Underground mine commenced commercial production in May 1995 and the Company anticipates that the majority of mining activities will be from underground operations for the foreseeable future.

    Stockpiles of low grade ore, mined during the active life of the Main Pit, together with current production from the Getchell Underground mine are expected to furnish mill feed until additional refractory ore sources from the Turquoise Ridge ore body can be placed into production, although no assurance can be made. Stockpile ore grades are expected to average no greater than 0.085 ounces per ton, significantly lower than what is typically produced from the Getchell Underground mine. As anticipated production increases from the Turquoise Ridge mine, it is expected that stockpile useage will be scaled back. However, there can be no assurance as to when, if ever, the Turquoise Ridge mine will commence production or reach its designed capacity.

    GETCHELL UNDERGROUND MINE. The Getchell Underground mine is located immediately west of and directly beneath the inactive Main Pit. Access to the ore body is achieved via two portals located in the west wall of the Main Pit which connect to a series of declines to lower levels. Ore and waste is moved to the surface by truck. During the year ended December 31, 1996 production from the Getchell Underground mine averaged approximately 1,188 tons of ore per operating day with an average gold grade of 0.301 ounces per ton or 127,687 contained ounces of gold. Production from the Getchell Underground mine reached 1,371 tons of ore per operating day in the fourth quarter of 1996; however there can be no assurance that such level of production can be maintained in the future.

    The Company employs the "Drift and Fill" mining method in the Getchell Underground mine, which the Company has determined is appropriate for the ground conditions currently being encountered. This mining method involves mining a section of ore, which is then backfilled with cemented aggregate prior to the mining of the next contiguous section of the ore body. Higher productivity mining methods are currently being tested for future applications.

    HEAP LEACH. Oxide ore mining on the Getchell Property ceased in mid-1995 with completion of the Turquoise Ridge oxide pit but resumed for a nine-month period in 1996 as the small Valmy Hill oxide deposit was mined and stacked on the heap pads. Valmy Hill mining was completed during the last quarter of 1996 and no additional oxide ore is expected to be added to the heap piles in the foreseeable future. Leaching of oxide ore stacked in earlier periods is expected to continue into 1997 to recover minor amounts of residual gold.

EXPLORATION AND DEVELOPMENT

    The Company's exploration activities are focused on the Getchell Property. Methods employed include drilling, geological mapping, and geophysical and geochemical surveys. The exploration staff includes six full-time geologists. The full-time staff is augmented by consultants and other contract employees as needed. Exploration efforts have been successful in recent years identifying new gold reserves at the Getchell Underground mine and at Turquoise Ridge. Exploration on the rest of the Getchell Property during 1996 and in earlier years has indicated deep sulfide mineralization at Hansen Creek, located along the Getchell Fault to the south of the Main Pit, and mixed oxide/sulfide mineralization at Section 13, located in the northeast corner of the Getchell Property. Several other exploration targets have been identified at the Getchell Property and await exploration drilling.

    Development drilling at the Getchell Underground mine indicates that the ore body remains open at depth and along strike to the north and to the south. Additional drilling is planned, on an ongoing basis, to determine the ultimate extent of the ore body. Such drilling may determine that there are no extensions.

TURQUOISE RIDGE.

    Development drilling during 1996 identified a southern extension to the Turquoise Ridge ore body and by December 1996 sufficient drilling and engineering had been done to establish an additional new reserve of 1.3 million contained ounces of gold at an average grade of 0.400 ounces per ton. This new southern extension is now known as the "Shaft Zone" of the Turquoise Ridge ore body. The Shaft Zone is contiguous with the original Turquoise Ridge reserves announced at the end of 1995 (see property map on page 5). Initial drill results indicate that the Shaft Zone has more favorable grades and mining conditions than the original Turquoise Ridge reserve and as a result the Company now intends to initially pursue ores from the Shaft Zone rather than from the original Turquoise Ridge reserve areas to the north of the shafts. Although no assurance can be given, the Company expects no significant change in the total development costs, expected production rates, or start-up schedule as a result of this change in the plan to develop Turquoise Ridge.

    There are two shafts currently under construction at Turquoise Ridge to provide access to the Shaft Zone reserves and ultimately to the other Turquoise Ridge reserves. One shaft will serve as a production/ service shaft and the other as a ventilation shaft and emergency escape-way. It is anticipated that the ventilation shaft will provide access to the ore body and that development drilling will be conducted from the ventilation shaft until the production shaft is completed.

    The Company currently estimates that $88 million of capital is required to bring the Turquoise Ridge underground mine into commercial production at its designed capacity of 2,000 tons of ore per day. At

December 31, 1996 approximately $27.6 million of the projected $88 million had been spent. Under the timetable presently contemplated by the Company initial production of development ore would commence no earlier than the end of 1997 with such production levels being reached no earlier than 15 months after initial production. However, there can be no assurance that the anticipated costs will not exceed $88 million nor that this development schedule can be achieved. See "Risk Factors--Certain Turquoise Ridge Mine Risks" in Item 7 below.

                                 [MAP]

Map which displays details of the active mining areas of the Getchell Property including location of proven and probable reserves, shafts, mill facilities, heap leach facilities, inactive pits and other sites.

RESERVES

    A reserve is that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. Proven reserves are reserves for which quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/ or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

    The Company's sulfide reserves are based upon a 0.200 ounce per ton cutoff for underground reserves except for the original Turquoise Ridge deposits which use a 0.250 ounce per ton cutoff. Sulfide stockpile reserves are based on a
0.075 ounce per ton cutoff. Oxide reserves are based on a 0.010 ounce per ton cyanide soluble cutoff grade. Proven and probable mineable ore reserves shown below are estimates of quantities and grades of ore which can be economically recovered based on a $400 per ounce future gold price and projected future mining and milling costs. If gold prices remain below $400 per ounce for an extended time it may be determined that a portion of the proven and probable mineable reserves listed below may not qualify as reserves in the future (See "Risk Factors--Gold Price Volatility" and "Reserves" in Item 7 below).

    A total of 1.7 million new ounces of gold were added to reserves during 1996 bringing total proven and probable mineable reserves to 4.5 million ounces at December 31, 1996 after deducting the 1996 production. The major additions during the year include approximately 1.3 million new ounces in the Turquoise Ridge Shaft Zone and approximately 0.4 million ounces in the Getchell Underground mine.

    The following table sets forth the proven and probable mineable gold ore reserves located on the Getchell Property as of December 31, 1996. These reserves have been prepared by the Company and verified by two independent mining consulting firms. Mineral Resources Development Inc. ("MRDI") confirmed the portion of reserves identified in the 1995 Turquoise Ridge pre-feasibility study (which reserves equaled 3,712,000 ore tons at a weighted average grade of 0.338 ounces per ton or 1,254,000 contained ounces of gold). All other reserves were confirmed by Mine Development Associates ("MDA").

                     PROVEN AND PROBABLE MINEABLE RESERVES

                                                                                     AVERAGE
                                                                                   GRADE (OZ./  CONTAINED
                               AREA                                    ORE TONS       TON)      OUNCES(1)
-------------------------------------------------------------------  ------------  -----------  ----------
UNDERGROUND RESERVES
  Turquoise Ridge..................................................     4,217,700       0.342    1,441,660
  Turquoise Ridge Shaft Zone.......................................     3,324,000       0.400    1,329,800
  Getchell Underground.............................................     5,119,100       0.309    1,582,890
  Other underground................................................       184,000       0.278       51,200
                                                                     ------------               ----------
Total Underground Reserves.........................................    12,844,800       0.343    4,405,550
                                                                     ------------               ----------
                                                                     ------------
SURFACE RESERVES
  Sulfide..........................................................       200,400       0.148       29,600
  Oxide............................................................     1,024,800       0.031       32,440
  Stockpile........................................................       876,030       0.085       74,400
                                                                     ------------               ----------
Total Surface Reserves.............................................     2,101,230       0.065      136,440
                                                                     ------------               ----------
                                                                     ------------
TOTAL PROVEN & PROBABLE............................................                              4,541,990
                                                                                                ----------
                                                                                                ----------

------------------------

(1) The proven and probable mineable ore reserve ounces are "contained" ounces. Actual ounces expected to be recovered during milling and heap leach processing will be less due to process inefficiencies.

OPERATIONS

MILLING PROCESS. Economic gold recoveries from the sulfide ores on the Getchell Property are obtained by a pressure oxidation process (autoclaving) prior to treatment by conventional carbon in leach ("CIL") processes. The Company's mill was designed and constructed in 1989 to use high temperature, high pressure autoclaves to oxidize sulfides in the ore. Prior to pressure oxidation, ore is ground in a conventional grinding circuit, thickened to form an ore slurry, treated with sulfuric acid to remove carbonate minerals and then preheated. The preheated ore slurry then enters the autoclaves where the temperature and pressure are increased and oxygen is added to oxidize the sulfide minerals. After the ore slurry leaves the autoclaves, limestone and lime are added to adjust the pH level and sodium cyanide is added in small amounts to leach the gold from the ore slurry. The ore slurry is then transferred to a conventional CIL circuit where the dissolved gold is absorbed onto carbon granules. Loaded carbon is periodically removed from the cyanide circuit and processed to strip the gold. The stripping process culminates in a gold precipitate which is collected in filter presses and smelted into dore bars. The Company believes that autoclaves are presently the most effective available method for milling the Getchell Property sulfide ores.

    The mill was designed to process a nominal average daily throughput of 3,000 tons at an average recovery rate of 89%. Improvements in operating efficiencies have allowed the mill to exceed design capacity in recent years. Daily mill throughput averaged 3,059 tons and 3,215 tons in the year ended December 31, 1996 and the six months ended December 31, 1995, respectively. Gold recovery averaged 88.7% and autoclave availability averaged 89% in the year ended December 31, 1996.

    As discussed above, low grade stockpile ore is required to supplement the underground ore feed at the current time. Although the grade of the stockpile ore is relatively low, it has been sufficient to yield revenues in excess of the variable costs of processing and thus generates cash to cover certain fixed costs at the mine site.

HEAP LEACHING PROCESS. Heap leaching is a process used to recover gold from naturally oxidized, permeable ores. The process involves heaping the ore on an impermeable pad and applying a weak cyanide solution to the top of the heap. As the solution percolates through the heap, gold is leached from the ore. The gold bearing solution is recovered as it seeps from the bottom of the pile and the solution is treated to recover the gold. Since gold recovery rates from heap leaching are lower than from conventional CIL milling, this process is not usually applied to high-grade ore. In such higher grade ore the value of the incremental gold recovered in a milling process typically more than offsets the higher cost of the milling process. Recovery of cyanide soluble gold averaged approximately 70% in the years ended June 30, 1995 and 1994. Recovery of gold from oxide ore stacked in 1996 will not be known until leaching of such ore is completed in 1997.

    Oxide ores from several pits on the Getchell Property were mined and leached from 1985 until 1996. In 1995 full-time oxide ore mining was discontinued as reserves which could be processed at the existing heap leach facility were exhausted. Various small oxide deposits are still known to exist on the Getchell Property and intermittent oxide mining may proceed from time to time, as it did in 1996, on a non-continuous basis utilizing the ores from the small known zones. The heap leach operation may also be reactivated from time to time to recover residual gold from ores stacked in past periods.

PRODUCTION. The following table sets forth selected information about the Company's production of gold.

                                                                            SIX MONTHS
                                                              YEAR ENDED      ENDED       YEARS ENDED JUNE 30,
                                                             DECEMBER 31,  DECEMBER 31,  ----------------------
                                                                 1996          1995         1995        1994
                                                             ------------  ------------  ----------  ----------
Ounces of gold sold........................................      171,343        85,627      184,298     243,826
Average realized price per ounce...........................   $      396    $      402   $      388  $      390
Milling: Production (ounces)...............................      163,580        82,691      166,937     215,363
       Ore milled (dry tons)...............................    1,119,547       591,498    1,174,934   1,192,867
       Grade milled--pit ore
         (ounces per ton)..................................       --            --            0.220       0.202
       Grade milled--underground ore
         (ounces per ton)..................................        0.301         0.295        0.333       0.319
       Grade milled--stock pile ore
         (ounces per ton)..................................        0.082         0.104        0.132      --
       Average grade milled (ounces per ton)...............        0.162         0.160        0.175       0.203
       Cash costs per ounce produced.......................   $      410    $      379   $      327  $      290

Leaching: Production (ounces)..............................        7,763         2,936       17,361      28,463
         Ore processed (dry tons)..........................      874,753        --          955,068   1,285,615
         Average grade (ounces per ton)....................        0.019        --            0.025       0.030
         Cash costs per ounce produced.....................   $      231    $      144   $      318  $      183

    In addition to ounces shown above there were 14,939 ounces produced during development of the Getchell Underground mine in the year ended June 30, 1995.

    Grades and sources of mill feed for 1996 were as follows:

                                                          GETCHELL
                                                        UNDERGROUND      TOTAL     VALMY HILL
                                             STOCKPILE      MINE      SULFIDE ORE   OXIDE ORE
                                             ---------  ------------  -----------  -----------
Tons Processed.............................    700,575      418,972    1,119,547      874,753
Average Grade..............................      0.082        0.301        0.162        0.019

ANCILLARY FACILITIES AND RAW MATERIALS. Oxygen used in the autoclave process is supplied under a long-term agreement by an independent contractor which owns and operates a plant at the Company's mill site. The agreement has a remaining term of approximately seven years. Payments for the oxygen totaled $2.5 million in 1996. Supplemental liquid oxygen has been purchased and delivered via truck during periods of down time at the oxygen plant and when oxygen needs exceeded the oxygen plant capacity during times of higher mill throughput. Liquid oxygen purchases were negligible during 1996.

    Electricity is provided by an independent utility company under an electric services agreement. The mill uses reclaimed water pumped from the tailings pond and from the dewatering of the pits. Makeup water for the milling process comes from two wells located on the Getchell Property approximately four miles from the plant. A limestone deposit located on the Getchell Property is mined and stockpiled for use in the milling process.

    Other materials necessary in the milling process, such as sodium hydroxide, sulfuric acid, lime, carbon, propane and sodium cyanide are available for purchase from more than one supplier and are hauled by truck to the Getchell Property. These materials may be subject to shortages from time to time, resulting in higher costs. Where practicable, the Company seeks to enter into long term contracts to assure continuing supplies and to minimize costs of such materials.

    The Company has constructed a tailings dam and pond on 297 acres of land on the property. In 1996 the Company began the process of completing an additional lift, thereby increasing the capacity at the tailings pond. Additional lifts to increase capacity will be constructed as needed including completion of the 1996 lift in 1997. The pond is lined with a plastic liner and is designed to accommodate water run-off from a 100-year flood event and reasonably expected seismic activity for the site.

SALES AND MARKETING

    During the year ended December 31, 1996 the Company's dore was refined under contracts with Metalor USA Refining Corporation ("Metalor") of North Attleborough, Massachusetts, a wholly-owned subsidiary of Swiss Bank Corporation. The refined gold was sold to Metalor (82% of total sales), the Canadian Imperial Bank of Commerce, the Bank of Nova Scotia and Gerald Metals Inc. The Company believes that there are a number of potential purchasers in addition to those currently used. Total ounces of gold sold were 171,343 in 1996, 85,627 during the six months ended December 31, 1995, 199,237 (which includes 14,939 development phase ounces from the Getchell Underground mine) in the year ended June 30, 1995 and 243,826 in the year ended June 30, 1994. Of these sales, none have been exported since the year ended June 30, 1994 when seven percent was exported to France.

HEDGING ACTIVITIES

    The Company currently uses spot deferred contracts to protect earnings and cash flows from the impact of short-term drops in gold price. These transactions have been designated as hedges of the price of future production and are accounted for as such.

    Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold on an established future date and at an agreed upon price. The established forward price is equal to the current spot gold price on the day the agreement is signed plus "contango." Contango is equal to the difference between the prevailing market interest rate for cash deposits less the gold lease rate, for comparable periods. The contango rate was 4.0% per annum for one-month to twelve-month periods at December 31, 1996.

    On the scheduled future delivery date, the seller may deliver gold and thereby fulfill the contract or defer delivery to a future date. If the spot price on the delivery date is greater than the contract price, delivery on the contract may be deferred to a new future date and the gold is sold at the higher spot price. If the spot price is lower than the contract price, the delivery may be made against the contract and the higher contract price is realized. In practice, this generally allows the seller to maximize the price realized. Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango (assuming it is positive) for the next period out to the newly established future delivery date. Generally, the counterparty will allow the seller to continue to defer contract deliveries provided there is sufficient scheduled production from proven and probable reserves to fulfill the commitment.

    At December 31, 1996, the Company had spot deferred contracts on 90,000 ounces of gold, all of which are scheduled to be delivered during 1997 at prices ranging between $370 and $422. Based on the market price of gold at December 31, 1996, the unrealized gain on the contracts was $2.4 million.

    Risk of loss from these forward sales agreements arises from the possible inability of a counterparty to honor contracts and from changes in the Company's potential ability to deliver gold.

    The Company's accounting treatment for hedging is outlined in Notes 2 and 3 to Item 8--"Financial Statements and Supplementary Data."

GOVERNMENT REGULATION

    SAFETY The mining operations of the Company are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

    On January 15, 1997, a mine site accident involving a mining vehicle resulted in the death of a Company employee. As required by Federal law, MSHA officials have investigated the nature and cause of the accident. MSHA has notified the Company that as a result of the investigation, the Company will likely be subject to maximum civil penalties of $350,000 and possible further investigation. The ultimate outcome of the MSHA investigation is uncertain and the Company is unable to estimate if further penalties will result. While management of the Company believes that the results of the investigation will not have a materially adverse impact on the financial position, operating results or liquidity of the Company, no assurance can be given that this investigation will not have such effects.

    CURRENT ENVIRONMENTAL LAWS AND REGULATIONS The Company must comply with standards, laws and regulations which may entail greater or lessor costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that the Company would not proceed with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations. These requirements include regulations under: (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances; (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats; (iii) the Clean Water Act; (iv) the Clean Air Act; (v) the Resource Conservation and Recovery Act for disposal of hazardous waste; (vi) the Migratory Bird Treaty Act; (vii) the Safe Drinking Water Act; (viii) the Federal Land Policy and Management Act; (ix) the National Environmental Policy Act; (x) the National Historic Preservation Act; and many other state and federal laws and regulations.

    The United States Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations under the Resource Conservation and Recovery Act ("RCRA"). EPA is currently evaluating a Draft Hardrock Mining Framework which, if ultimately implemented, could create a system of federal regulation of the entire mine site focused on water quality and waste management. The requirements being considered by the EPA are very similar to the existing Nevada regulations concerning environmental controls at mine sites. Many of the requirements being considered by EPA could be duplicative of existing Nevada regulations. The effect of compliance with a new EPA program would depend on the extent to which the substantive or procedural requirements of such new federal regulations would exceed the existing requirements of the Nevada regulations.

    Environmental laws and regulations may also have an indirect impact on the Company, such as increased cost for electricity due to acid rain provisions of the Clean Air Act Amendments of 1990. Charges by refiners to which the Company sells its products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. The Company has no control over the refiners' operations or their compliance with environmental laws and regulations.

    POTENTIAL LEGISLATION Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended (the "General Mining Law"), to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. This moratorium should not affect the status of the patent applications made by the Company under the General Mining Law before the moratorium was imposed. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of the end of 1996, no such bills have been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new Federal reclamation, environmental control and other restoration requirements. Royalty proposals have ranged from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. It is anticipated that similar legislation will again be introduced when the new Congress convenes in 1997. If enacted, such legislation could substantially impair the ability of companies to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known, and the potential impact on the Company as a result of future Congressional action is difficult or impossible to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Disposal of overburden and mineral processing wastes by the Company occur on both private and federal lands. Exploration activities occur on both private and federal lands. Other legislative initiatives regarding environmental laws potentially applicable to mining include proposals to substantially alter CERCLA, the Clean Water Act, Safe Drinking Water Act, Endangered Species Act and bills which introduce additional protection of wetlands. Adverse developments and operating requirements in these acts could impair the ability of the Company as well as others to develop mineral resources. Revisions to current versions of these bills could occur prior to passage. Thus, the potential impact on the Company of such legislative initiatives is not clear at this time.

ENVIRONMENTAL MATTERS AND SAFETY

    ENVIRONMENTAL LIABILITY Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of the Company's mineral exploration, development and production. Environmental liability also may result from mining activities conducted by others prior to the Company's ownership of a property. Historic mining disturbances, facilities, waste materials and other discrete areas of potential contamination associated with gold, tungsten, and molybdenum production between 1937 and 1969 by previous owners and operators are encompassed within the area of the Company's Getchell Property operations. Restoration of certain areas of historic disturbance and contamination has been undertaken in conjunction with current mining operations and has been incorporated into the Company's state permits in coordination with the federal land management agency.

    POLLUTION INSURANCE Insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) has not been purchased by the Company as it is not generally available at a reasonable price to the Company or to other companies within the industry. To the extent the Company is subject to environmental liabilities, the payment of such liabilities or the costs which must be incurred to remedy environmental pollution would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Should the Company be unable to fully remedy an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on the Company.

    ENVIRONMENTAL PERMITS All of the Company's exploration, development and production activities are subject to regulation under one or more of the various state and federal environmental laws and regulations. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and restoration of lands which are disturbed by mining. Many of the regulations require permits to be obtained for the Company's activities. The Company maintains permits required for its facilities and operations which provide for ongoing compliance and monitoring. Some of the permits include BLM Plan of Operations No. N24-87-003P; EPA Hazardous Waste Facility No. NVD986774735; Nevada water pollution control permits NEV86014 (for mining and mineral processing) and NEV95113 (for excess mine water disposal); Nevada reclamation permit 0105; and Nevada air quality permit AP1041-0292. These permits must be updated and reviewed from time to time, and normally are subject to environmental impact analyses and public review processes prior to approval of the activity. For example, the Company has applied for air permits required by Title V of the 1990 Amendments to the Clean Air Act to maintain compliance with applicable requirements for air emissions sources of the types utilized by the Company in its operations. It is possible that future changes in applicable laws, regulations and permits could have a significant impact on some portion of the Company's business, causing those activities to be economically re-evaluated at that time.

    ENVIRONMENTAL COMPLIANCE AND CAPITAL COSTS The Company incurred compliance expenses of $1.0 million for the year ended December 31, 1996 in connection with permitting, monitoring for compliance with pollution control requirements, and other environmental protection and waste management activities. Capital expenditures for environmental protection were $4.7 million in 1996 reflecting an enlargement of the tailings disposal facility and water treatment facilities for the Turquoise Ridge project. These expenditures were incurred to maintain compliance with laws and regulations currently in effect.

    RESTORATION The Company accrues a liability over the productive life of its mine for anticipated costs associated with restoration of the mine site. Activities which result in restoration costs include the permanent closure of the mining and mineral processing operations and the reclamation of the disturbed land to a productive use. This includes restoration of historic and current mining and mineral processing operations and associated land disturbances. Restoration takes place concurrent with and after the productive life of the operations. Activities which result in restoration costs after permanent closure and reclamation primarily relate to monitoring and other post mining management activities.

    The uncertainties related to future restoration costs result from unknown future additional regulatory requirements, significant new surface disturbances or additional mineral processing facilities and the potential for recognition in the future of additional activities needed for restoration. The technologies for restoration are evolving during the life of the operations. Periodic review of the activities and costs for restoration, and consequent adjustments to the ongoing accrual, are conducted. The Company conducts concurrent restoration of mining disturbances and anticipates an ongoing program of restoration over the productive life of the operations. Activities have included regrading, seeding and planting, monitoring, and restoration research.

    In accordance with the State of Nevada Division of Environmental Protection ("NDEP"), the Company has posted a bond of $4.5 million to cover the costs for reclamation of the Getchell Property. As of December 31, 1996, the total estimated restoration costs for the Getchell Property were $5.5 million, of which the Company had accrued $2.7 million. The amount of total estimated restoration costs has increased over time due to more stringent regulatory requirements and expanded mining activities and additional increases may occur in the future for the same reasons. The Company has begun reclamation of surface mining disturbances and anticipates an ongoing program of reclamation over the next several years. Activities have included regrading, revegetation and soil stabilization. This includes restoration activities for which bonding must be provided and other restoration costs not included in bonding calculations.

    SAFETY The Company incurred compliance costs of $0.5 million during the twelve months ended December 31, 1996 related to safety department operations, safety training and industrial hygiene.

COMPETITION

    The Company faces competition from other mining companies in connection with the recruitment and retention of qualified employees and in the acquisition of capital funds for new development projects. The Company maintains an ongoing evaluation of the labor market for qualified mining industry employees.

WORKING CAPITAL REQUIREMENTS AND SEASONALITY OF BUSINESS

    The Company does not expect seasonally-induced changes in the amount of working capital requirements.

ITEM 3.  LEGAL PROCEEDINGS

    There are no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the American Stock Exchange and on The Toronto Stock Exchange under the symbol "GGO." The high and low recorded prices of the Company's common stock on the American Stock Exchange (after June 24, 1996) and on the Nasdaq National Market (prior to June 25, 1996) during the periods indicated are stated in the table below. No dividends have been declared since the Company's initial public offering in May 1988, and dividends are not anticipated for the foreseeable future. The Company intends to retain earnings to support current operations and to fund exploration and development projects. There were approximately 12,300 stockholders of record as of February 28, 1997.

                                                                         HIGH        LOW
                                                                       ---------  ---------
FISCAL 1994
First Quarter........................................................  $    8.00  $    5.13
Second Quarter.......................................................  $    8.00  $    5.13
Third Quarter........................................................  $    8.63  $    5.94
Fourth Quarter.......................................................  $    7.88  $    6.25

FISCAL 1995
First Quarter........................................................  $    8.75  $    6.25
Second Quarter.......................................................  $   10.50  $    8.00
Third Quarter........................................................  $   10.13  $    7.75
Fourth Quarter.......................................................  $   21.00  $    9.75

SIX MONTHS ENDED DECEMBER 31, 1995
Quarter ended September 30...........................................  $   25.00  $   19.50
Quarter ended December 31............................................  $   23.75  $   17.63

1996
First Quarter........................................................  $   29.25  $   21.75
Second Quarter.......................................................  $   41.00  $   27.13
Third Quarter........................................................  $   50.25  $   30.50
Fourth Quarter.......................................................  $   48.00  $   37.38

1997
First Quarter (through March 6)......................................  $   51.50  $   31.75

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE)

                                                        SIX MONTHS
                                          YEAR ENDED      ENDED                  YEAR ENDED JUNE 30,
                                         DECEMBER 31,  DECEMBER 31,  -------------------------------------------
                                             1996          1995         1995       1994       1993       1992
                                         ------------  ------------  ----------  ---------  ---------  ---------
FOR THE PERIODS ENDED:
Sales..................................   $   67,878    $   34,425   $   71,485  $  95,150  $  78,773  $  83,048
                                         ------------  ------------  ----------  ---------  ---------  ---------
                                         ------------  ------------  ----------  ---------  ---------  ---------
Income (loss) before cumulative effect
  of change in accounting principle....   $  (13,952)   $   (5,027)  $  (18,357) $   4,299  $  (2,469) $   4,257
Cumulative effect of change in
  accounting principle.................       --            --           --          1,350     --         --
                                         ------------  ------------  ----------  ---------  ---------  ---------
Net income (loss)......................   $  (13,952)   $   (5,057)  $  (18,357) $   5,649  $  (2,469) $   4,257
                                         ------------  ------------  ----------  ---------  ---------  ---------
                                         ------------  ------------  ----------  ---------  ---------  ---------
Income (loss) per common share:
  Before cumulative effect of change in
    accounting principle...............   $    (0.54)   $    (0.25)  $    (1.01) $    0.24  $   (0.14) $    0.24
  Cumulative effect of change in
    accounting principle...............       --            --           --           0.07     --         --
                                         ------------  ------------  ----------  ---------  ---------  ---------
Net income (loss)......................   $    (0.54)   $    (0.25)  $    (1.01) $    0.31  $   (0.14) $    0.24
                                         ------------  ------------  ----------  ---------  ---------  ---------
                                         ------------  ------------  ----------  ---------  ---------  ---------
AT END OF PERIOD:
Total assets...........................   $  208,808    $  210,493   $   85,120  $  88,747  $  92,238  $  93,348
Long-term debt, including current
  portion..............................   $   25,336    $   23,783   $   40,900  $  29,339  $  33,435  $  37,400
Stockholders' equity...................   $  151,222    $  164,264   $   31,744  $  49,719  $  44,068  $  46,102

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with Item 8--"Financial Statements and Supplementary Data."

    The information set forth in this discussion and analysis includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Act"), and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in "Risk Factors."

    On September 24, 1995, the Board of Directors of ChemFirst Inc. ("ChemFirst") (formerly known as First Mississippi Corporation) approved the spin-off of ChemFirst's stock in the Company to ChemFirst shareholders of record on October 10, 1995 (the "Spin-Off"). On October 20, 1995, ChemFirst distributed its 81% interest in the Company to ChemFirst shareholders. In September 1995, the Company changed its fiscal year end from June 30 to December 31.

    On June 25, 1996, the Company changed its corporate name from FirstMiss Gold Inc. to Getchell Gold Corporation and changed its state of incorporation from Nevada to Delaware. The primary purpose of this reincorporation was to allow the Company to benefit from Delaware's well-developed corporate law.

RESULTS OF OPERATIONS

    The following Consolidated Statement of Operations includes results for the year ended December 31, 1996, the six months ended December 31, 1995 and the years ended June 30, 1995 and 1994, and are derived from the Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP, whose report thereon is included herein. Because the Company changed its fiscal year end from June 30 to December 31 after June 30, 1995, the unaudited Consolidated Statement of Operations for the year ended December 31, 1995 and for the six months ended December 31, 1994 are included for comparability.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                YEAR ENDED DECEMBER       SIX MONTHS ENDED
                                                        31,                 DECEMBER 31,       YEAR ENDED JUNE 30,
                                               ----------------------  ----------------------  --------------------
                                                 1996        1995        1995        1994        1995       1994
                                               ---------  -----------  ---------  -----------  ---------  ---------
Net sales....................................  $  67,878   $  67,884   $  34,425   $  38,026   $  71,485  $  95,150
Cost of sales................................     78,784      69,972      35,956      35,759      69,775     82,131
                                               ---------  -----------  ---------  -----------  ---------  ---------
  Gross margin...............................    (10,906)     (2,088)     (1,531)      2,267       1,710     13,019
General and administrative expenses..........      4,669       3,531       2,054       1,182       2,659      1,745
Exploration expenses.........................      3,580       2,106         628       2,298       3,776      4,049
Abandonment and impairment of mineral
  properties.................................     --          11,531      --          --          11,531     --
                                               ---------  -----------  ---------  -----------  ---------  ---------
  Income (loss) from operations..............    (19,155)    (19,256)     (4,213)     (1,213)    (16,256)     7,225
Interest expense, net of capitalized
  interest...................................     (1,082)     (3,680)     (2,634)       (759)     (1,805)    (1,776)
Interest and other income....................      5,415         981         936          87         132        150
                                               ---------  -----------  ---------  -----------  ---------  ---------
  Pre-tax income (loss) before cumulative
    effect of change in accounting
    principle................................    (14,822)    (21,955)     (5,911)     (1,885)    (17,929)     5,599
Income tax provision (benefit)...............       (870)        109        (884)       (565)        428      1,300
                                               ---------  -----------  ---------  -----------  ---------  ---------
  Income (loss) before cumulative effect of
    change in accounting principle...........    (13,952)    (22,064)     (5,027)     (1,320)    (18,357)     4,299
Cumulative effect of change in accounting
  principle..................................     --          --          --          --          --          1,350
                                               ---------  -----------  ---------  -----------  ---------  ---------
  Net income (loss)..........................  $ (13,952)  $ (22,064)  $  (5,027)  $  (1,320)  $ (18,357) $   5,649
                                               ---------  -----------  ---------  -----------  ---------  ---------
                                               ---------  -----------  ---------  -----------  ---------  ---------
Income (loss) per common share:
  Before cumulative effect of change in
    accounting principle.....................  $   (0.54)  $   (1.16)  $   (0.25)  $   (0.07)  $   (1.01) $    0.24
  Cumulative effect of change in accounting
    principle................................     --          --          --          --          --           0.07
                                               ---------  -----------  ---------  -----------  ---------  ---------
  Net income (loss)..........................  $   (0.54)  $   (1.16)  $   (0.25)  $   (0.07)  $   (1.01) $    0.31
                                               ---------  -----------  ---------  -----------  ---------  ---------
                                               ---------  -----------  ---------  -----------  ---------  ---------
Weighted average number of shares
  outstanding................................     25,727      19,035      19,857      18,122      18,139     18,150
                                               ---------  -----------  ---------  -----------  ---------  ---------
                                               ---------  -----------  ---------  -----------  ---------  ---------

YEARS ENDED DECEMBER 31, 1996 AND 1995

    Results for the year ended December 31, 1996 were a loss of $14.0 million or $0.54 per share versus a loss of $22.1 million or $1.16 per share for the year ended December 31, 1995. Included in the 1995 results are non-cash impairment and abandonment charges of $11.5 million. While operating costs were in line with expectations during 1996, sales revenues were disappointing as lower mill grades and lower heap leach recoveries contributed to lower production levels than anticipated. These conditions are expected to continue until such time as the Turquoise Ridge mine is completed.

    Sales revenues were $67.9 million for both 1996 and 1995. Sales revenues resulted from gold production of 171,343 ounces in 1996 and 171,194 ounces in 1995. The average realized gold price was $396 per ounce and $397 per ounce in 1996 and 1995, respectively. The Company hedged a portion of its production, which resulted in a higher realized price than the average market price of $387 per ounce in 1996 and $385 per ounce in 1995. Production revenue is not expected to increase until the completion of the Turquoise Ridge mine. Revenue from the Turquoise Ridge mine development ore, net of mining costs associated with its production, will be offset against the capital costs of the Turquoise Ridge project.

    Cost of sales was $78.8 million in 1996, up from $70.0 million in 1995 and cash costs per ounce produced were $402 compared with $359 in 1996 and 1995, respectively. The increase in the cost of sales and the cash costs per ounce in 1996 over 1995 is due to higher mining, milling and administrative costs. Higher depreciation costs also contributed to the increased cost of sales. The increased costs were the result of shifting from primarily open pit operations in 1995 to primarily underground operations in 1996 and an increase in the scope of the operations in 1996 as compared to 1995.

    General and administrative costs ("G&A") were $4.7 million in 1996 versus $3.5 million in 1995. The increase in G&A in 1996 compared to 1995 reflects increased corporate activities, including primarily investor relations and professional services, following the October 1995 Spin-Off from ChemFirst.

    Exploration expenses totaled $3.6 million in 1996, up from $2.1 million in 1995. Including capitalized resource development drilling, exploration expenditures totaled $6.9 million and $8.5 million in 1996 and 1995, respectively. The higher exploration expenditures in 1995 reflect the pre-feasibility drilling programs at Turquoise Ridge during 1995.

    Abandonments and impairments in 1995, which totaled $11.5 million, included a $2.4 million non-cash write-off of an inactive silver exploration property in New Mexico and a $9.1 million non-cash write-down of assets associated with the Main Pit. The silver property write-off was in response to the continued low price of silver, unsuccessful attempts in the fourth quarter of fiscal 1995 to find a buyer for the property and the commitment of exploration and development resources to Turquoise Ridge. Capitalized pit development costs and deferred stripping costs were written off as a result of the early shut-down of the Main Pit due to a geotechnical monitoring program indicating that continued mining would likely destabilize the pit wall.

    Net interest expense was $1.1 million in 1996 compared to $3.7 million in 1995. Net interest expense was lower in 1996 due to lower debt balances with ChemFirst and higher capitalized interest associated with the Company's current development projects, primarily Turquoise Ridge.

    Interest and other income of $5.4 million in 1996 is higher than the $1.0 million in 1995 due to higher cash and cash equivalent balances resulting from the 1995 equity offering.

    A $0.9 million tax benefit was recognized on the pretax loss in the first quarter of 1996 with no additional benefits taken in subsequent quarters of 1996. Based upon tax planning strategies and estimates of future operations, the Company anticipates being subject to the alternative minimum tax in the future. As such, it is more likely than not that the Company will be unable to realize the benefit of Federal net operating loss carryforwards. An income tax provision of $0.1 million was recognized in 1995.

    On February 14, 1997, the Board of Directors of the Company authorized a one-time bonus to an executive and granted stock appreciation rights under the Company's 1996 Long Term Equity Incentive Plan with respect to 76,723 shares at a weighted average option price of $8.24 per share to certain executives and other employees of the Company. Compensation with respect to stock appreciation rights is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of the Company's Common Stock. Accordingly, the Company's future quarterly financial results will reflect additional compensation expense if the market price of the Common Stock increases from the preceding quarter or income if such market price decreases from the preceding quarter. Based on the market price of the Company's Common Stock on the date of grant, the Company would have recognized compensation expense of $2.6 million in the first quarter of 1997 had that quarter ended on such date.

SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

    Results for the six months ended December 31, 1995 were a net loss of $5.0 million or $0.25 per share compared to a net loss of $1.3 million or $0.07 cents per share in the six months ended December 31, 1994. Lower sales volumes, due to lower mill feed grades, were largely responsible for the larger loss in the 1995 period versus the 1994 period. Increased use of lower grade stockpile ores resulted in the lower grades. Charges related to the Spin-Off and associated short-term financing costs, as discussed in Note 5 to Item 8--"Financial Statements and Supplementary Data," also contributed to the 1995 period's lower earnings.

    Sales revenues for the six months ended December 31, 1995 decreased to $34.4 million from $38.0 million in the six months ended December 31, 1994. Sales revenues resulted from gold production of 85,627 ounces in the 1995 period and 103,306 ounces in the 1994 period. The average gold price realized was $402 per ounce and $385 per ounce in the 1995 period and 1994 period, respectively. The Company hedged a portion of its production in the six months ended December 31, 1995, which resulted in realizing a higher price than the average market price, which was $385 per ounce for the 1995 period.

    Lower output from both the mill and heap leach contributed to the decline in production in the six months ended December 31, 1995 compared to the same period in 1994. Mill production was lower due to lower feed grades. Even with approximately 1,000 tons per day of higher grade underground ore entering the mill during the 1995 period, the low grade stockpile ores used to meet mill capacity requirements reduced the average grade below what it was during the same period in 1994 when the Main Pit ores were still being milled. Heap leach gold production for the six months ended December 31, 1995 consisted of residual recoveries from ores stacked on pads in earlier periods, and as such was substantially lower than in the six months ended December 31, 1994. There were no oxide ores mined in the six months ended December 31, 1995.

    Cost of sales during the six months ended December 31, 1995 were essentially unchanged from the six months ended December 31, 1994, with slightly higher sulfide operating costs offset by lower heap leach costs due to cessation of mining at the heap leach operation. Total cost per ounce for the six months ended December 31, 1995 rose to $420 from $362 in the six months ended December 31, 1994, reflecting lower unit output from the mill and the heap leach. Cash cost per ounce showed a similar pattern for the same reasons, rising to $371 per ounce in the six months ended December 31, 1995 from $293 for the same period in 1994.

    G&A costs in the six months ended December 31, 1995 of $2.1 million were $0.9 million higher than in the six months ended December 31, 1994 reflecting a higher level of overall activity related to the Spin-Off of the Company from ChemFirst and the Turquoise Ridge feasibility study. Professional services, travel and various insurance costs also contributed to the increase.

    Exploration expenses of $0.6 million for the six months ended December 31, 1995 were down sharply from the $2.3 million in the same period of 1994 primarily due to a temporary hiatus in drilling during the 1995 period while various geophysical surveys were performed to identify and prioritize drill targets for 1996.

    Interest expense in the six months ended December 31, 1995 was up from the comparable period in 1994 due to higher balances on the ChemFirst notes during the first three months of the 1995 period and due to loan fees on bridge financing required to carry the Company from the Spin-Off in October 1995 until the equity issue in late 1995.

    The increase of $0.8 million in interest and other income in the six months ended December 31, 1995 over the same period of 1994 reflects higher interest income on higher cash balances following the equity offering in November 1995 and higher royalty income.

YEARS ENDED JUNE 30, 1995 AND 1994

    Results for the year ended June 30, 1995 ("fiscal 1995") were a net loss of $18.4 million or $1.01 per share compared to net income of $5.6 million or $0.31 cents per share in the year ended June 30, 1994 ("fiscal 1994"). Included in the results in fiscal 1995 are non-cash impairment and abandonment charges of $11.5 million. Lower mill throughput and reduced grades at both the heap leach facility and the mill resulted in lower sales revenues as compared to 1994. In fiscal 1994, a one-time $1.4 million benefit from a change in accounting for income taxes contributed to income.

    Sales revenues in fiscal 1995 fell to $71.5 million from $95.2 million in fiscal 1994 due to lower volume and lower ore grades in both the oxide and sulfide operations. Oxide ore grades dropped as the Turquoise Ridge oxide pit came to the end of its scheduled productive life in the fourth quarter of fiscal 1995. Mill feed grades were lower due to increased milling of lower grade stockpile ores. Mill feed grades averaged 0.175 and 0.203 ounces per ton in fiscal 1995 and fiscal 1994, respectively.

    Realized gold prices of $388 per ounce in fiscal 1995 were basically unchanged from $390 in fiscal 1994. The Company's hedging program contributed $3 per ounce to the realized price in fiscal 1995 and $11 per ounce in fiscal 1994.

    During fiscal 1995, hedges for 169,900 ounces were closed against spot deferred contracts at an average price of $392 per ounce, contributing $0.6 million to revenues as compared to 3,000 ounces delivered against spot deferred contracts at $375 per ounce in fiscal 1994. Sales in fiscal 1994 reflected gold loan payments of 20,625 ounces at $475 per ounce. In addition, in fiscal 1994, the Company exercised hedges for the sale of 47,000 ounces of gold at $400 per ounce under terms of a gold loan related hedging program.

    Total cost of sales in fiscal 1995 was down $12.4 million, or 15%, from fiscal 1994, largely due to lower depreciation and mining costs associated with the lower grade stockpile ores milled during the year. Although total cost of sales was down, total cost per ounce increased from $337 per ounce in fiscal 1994 to $379 per ounce in fiscal 1995 due to lower mill throughput and reduced grades at both the heap leach facility and the mill. Cash costs per ounce were $326 in fiscal 1995 compared to $278 in fiscal 1994 due to lower production levels in fiscal 1995.

    G&A costs were $2.7 million in fiscal 1995, up from $1.7 million in fiscal 1994. The increase in G&A costs in fiscal 1995 was primarily due to increases in personnel and activities relating to the Spin-Off of the Company's common stock held by ChemFirst. Legal and professional services also were higher in response to the anticipated Spin-Off and certain financing activities. Fiscal 1995 salaries, benefits and moving charges increased from the 1994 fiscal year, reflecting the hiring of additional corporate officers.

    Exploration expenses in fiscal 1995 of $3.8 million were down from $4.0 million in fiscal 1994. Total exploration and development expenditures, including drilling costs capitalized at Turquoise Ridge after September 1994, were up sharply to $10.7 million in fiscal 1995 from $5.7 million in fiscal 1994. The significant increase is largely a reflection of the increased scope of activity at Turquoise Ridge as well as drilling on various other exploration targets on the Getchell Property.

    Abandonments and impairments in fiscal 1995, which totaled $11.5 million, included a $2.4 million non-cash write-off of an inactive silver exploration property in New Mexico and a $9.1 million non-cash write-down of assets associated with the Main Pit.

    Total obligations payable to ChemFirst increased to $43.2 million, including $2.3 million of current payables, at June 30, 1995 from $30.3 million at the end of fiscal 1994. Net interest expense of $1.8 million in fiscal 1995 was essentially unchanged from the prior fiscal year, but gross interest expense before capitalization of interest was $3.0 million in fiscal 1995 or $1.0 million greater than fiscal 1994. The increase was a result of higher balances on the ChemFirst notes as discussed in Note 5 to Item 8-- "Financial Statements and Supplementary Data". Interest capitalized during fiscal years 1995 and 1994 amounted to $1.2 million and $0.2 million, respectively. The increase from fiscal 1994 to fiscal 1995 was due primarily to development at the Getchell Main Underground mine.

    Interest and other income totaled $0.1 million in fiscal 1995, essentially unchanged from the prior fiscal year. Other income includes gains on sale of excess equipment, minor royalties and other miscellaneous income.

    Fiscal 1995 income tax expense was down from the prior fiscal year as a result of lower earnings, partially offset by a $6.7 million valuation allowance for Federal net operating loss carryforwards.

    In July 1993, the Company adopted the Financial Accounting Standards Board's Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method required under APB Opinion 11 to the asset and liability method. The Company reported impact of this accounting change as a cumulative effect of change in accounting principle. The cumulative effect on fiscal 1994's income from adopting Statement 109 was a $1.4 million tax benefit. See Note 7 to Item 8--"Financial Statements and Supplementary Data."

LIQUIDITY AND CAPITAL RESOURCES

    During 1996, the Company spent $51.7 million in capital expenditures primarily funded by cash and cash equivalents which were $114.6 million at December 31, 1995. These capital expenditures included $27.6 million on the Turquoise Ridge mine development, $13.2 million on Getchell Underground mine development, $6.0 million on the mill, $3.2 million on development drilling and $1.7 million on other items. During 1996, cash provided by operating activities was $1.8 million and cash used in financing activities was $0.6 million.

    Approximately $70 million is expected to be spent on capital projects in 1997, including the Turquoise Ridge mine, modifications to the mill, the Getchell Underground mine development, equipment and development drilling.

    Cash and cash equivalents at December 31, 1996 of $64.1 million will be used for the capital expenditures anticipated in 1997. The Company projects that it will not have sufficient internal funds to complete the construction of the Turquoise Ridge mine. Shortfalls in funds required to meet these needs may be supplemented by additional funds raised through borrowings or securities offerings. The recoverability of the Turquoise Ridge assets and completion of the underground mine is dependent on the Company's ability to raise sufficient funds to complete the construction. There can be no assurance that funding will be available on favorable terms, if at all.

    The principal balance of the promissory note with ChemFirst was $25.3 million at December 31, 1996. The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate ("LIBOR") for a period selected by the Company, plus an applicable margin based on the Company's leverage ratio. The interest rate was 6 5/32% at December 31, 1996. Since the inception of the promissory note, interest has been capitalized to the note at the end of each interest period.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

Disposed Of." There was no impact on the Company's financial position or results of operations from application of this standard.

    Also in 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company adopted this standard for the 1996 year by continuing to account for such compensation under the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and disclosing the pro forma effect on net loss and loss per share had the new measurement standard been applied.

RISK FACTORS

    READERS SHOULD CAREFULLY CONSIDER THE RISK FACTORS SET FORTH BELOW, AS WELL AS ALL INFORMATION INCLUDED IN THIS DOCUMENT AND THE DOCUMENTS INCORPORATED BY REFERENCE HEREIN.

GOLD PRICE VOLATILITY

    The Company's profitability is significantly affected by changes in the price of gold. Gold prices may fluctuate widely and are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold and production and cost levels in major gold-producing regions. Moreover, gold prices are also affected by macro-economic factors such as expectations for inflation, interest rates, currency exchange rates and global or regional political and economic situations. The current demand for and supply of gold affects gold prices, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold prices should decline below the Company's expected cash costs of production and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production.

    The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

                                                                       PRICE PER OUNCE
                                                              ---------------------------------
CALENDAR YEAR                                                   HIGH        LOW       AVERAGE
------------------------------------------------------------  ---------  ---------  -----------
1987........................................................  $     500  $     390   $     446
1988........................................................  $     484  $     395   $     437
1989........................................................  $     416  $     356   $     381
1990........................................................  $     424  $     346   $     383
1991........................................................  $     403  $     344   $     362
1992........................................................  $     360  $     330   $     344
1993........................................................  $     406  $     326   $     360
1994........................................................  $     396  $     370   $     384
1995........................................................  $     396  $     372   $     384
1996........................................................  $     415  $     367   $     387
1997 (through March 6)......................................  $     367  $     338   $     352

    The London P.M. Fix on March 6, 1997, was $353 per ounce.

CONTINUING LOSSES

    The Company reported a net loss of $14.0 million for the year ended December 31, 1996, $5.0 million for the six months ended December 31, 1995 and a net loss of $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses until higher grade ore from Turquoise Ridge or other sources is produced, which other sources could include sources presently being explored or developed by the Company. There can be no assurance that such higher grade ores will be obtained by the Company.

FUNDS NEEDED FOR DEVELOPMENT OF TURQUOISE RIDGE

    The Company projects that it will not have sufficient internal funds to complete the construction of the Turquoise Ridge mine. Shortfalls in funds required to meet these needs may be supplemented by additional funds raised through borrowings or securities offerings. The recoverability of the Turquoise Ridge assets and completion of the underground mine at Turquoise Ridge is dependent on the Company's ability to raise sufficient funds to complete the construction. There can be no assurance that funding will be available on favorable terms, if at all.

RESERVES

    The ore reserves described by the Company are, in large part, estimates made by the Company and confirmed by independent mining consultants known as Mine Development Associates ("MDA") and Mineral Resource Development, Inc. ("MRDI"). The reserves confirmed by MDA and MRDI are subject to certain risks and assumptions, including those discussed in "Certain Turquoise Ridge Mine Risks" below. Additionally, no assurance can be given that the indicated level of recovery of gold will be realized or that the assumed gold price of $400 per ounce will be obtained. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may adversely affect the Company's profitability in any particular period.

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

PROJECT DEVELOPMENT RISKS

    The Company from time to time engages in the development of new ore bodies. Specific risks associated with the Company's development of the Turquoise Ridge mine are discussed below. The Company's ability to sustain or increase its present level of gold production is dependent in part on the successful development of such new ore bodies and/or expansion of existing mining operations. The economic feasibility of any such development project, and all such projects collectively, is based upon, among other things, estimate of reserves, metallurgic recoveries, capital and operating costs of such projects and future gold prices. Development projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

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

CERTAIN TURQUOISE RIDGE MINE RISKS

    The Turquoise Ridge mine involves numerous risks. These include the following:

CAPITAL REQUIREMENTS. Expenditures required to advance the Turquoise Ridge mine to the point of a production test is large, particularly since the Company has decided to proceed with shaft systems capable of being used in full-scale production in order to save time and money should trial mining be confirmed as viable. Thus, to a large extent, expenditures which would usually be supported by a feasibility study will depend on the data in-hand and assumptions made in the Company's mine plans with an attendant higher level of uncertainty. See "--Funds Needed for Development of Turquoise Ridge."

RESERVES. There can be no assurance that the probable reserves set forth in MRDI and MDA's reserve reports for Turquoise Ridge and Shaft Zone (see "Proven and Probable Mineable Reserves" table to Item 1 and 2 "Business and Properties") will actually be mined and milled on an economic basis, if at all. The MDA and MRDI reports are based upon many assumptions, some or all of which may not prove to be accurate. The failure of any such assumptions to prove accurate may alter the conclusions of MDA's and/or MRDI's report on reserves and may have a material adverse affect on the Company. The resource and reserve estimates were prepared using geological and engineering judgment based on available data. In the absence of underground development, such estimates must be regarded as imprecise and some of the assumptions made may later prove to be incorrect or unreliable. The grade distribution at Turquoise Ridge is between 0.2 to 0.6 ounces per ton. Small changes in cutoff grade can cause large shifts in the reserves. If dilution and/or mining costs related to poor ground conditions are higher than expected, the reserves could be substantially reduced, resulting in a shortening of mine life and a reduced or negative cash flow.

DILUTION. The tonnage and grade of the mill feed material was estimated by applying dilution factors to certain resource data. The dilution agents are backfill, waste from the back of overcut crosscuts and drifts, and from the walls. In the case of the latter two, MRDI assumed that there would be an average of one foot of back and wall dilution. MDA used approximately 15% dilution and 95% recovery of the mineable reserve. If this dilution increases, there will be corresponding negative effects on the tonnage and grade to mill. This risk is related to the irregular configuration of the ore body which, even with the tight cut-and-fill stoping method used, could make achievement of a dilution thickness of one foot impossible to achieve in practice.

PRODUCTION SHAFT COMPLETION. The two-year assumed construction period for the Production Shaft, which was started in the fourth quarter of 1996, is an aggressive schedule. Delay in construction would necessitate removing ore through the Ventilation Shaft, which is basically designed for waste and the limited ore from early production. Additionally, the availability of the final ventilation circuit required for mining depends upon the completion of the Production Shaft.

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

HYDROLOGY. Drainage of the ore body and surrounding rock will be critical to the achievement of the mining efficiencies and costs estimated for the study. If the deposit is not drained and water remains in this clay-rich environment, mining conditions could worsen, and ground support costs will increase. If, due to the presence of fine clays, the deposit drains slowly, the start of production may be delayed, and the build-up to full production may be of longer duration. Additionally, depending upon the quantity and quality of water encountered, the water treatment/disposal options presently available to the Company may be insufficient to meet estimated amounts needed to treat water pumped from Turquoise Ridge during dewatering.

GEOTECHNICAL CONSIDERATIONS. The Turquoise Ridge ore zones contain areas of poor ground conditions due to a high percentage of the ground being comprised of low rock mass rating rock and clay. As a result, additional ground support may be required.

DEPENDENCE ON A SINGLE PROPERTY

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

HEDGING ACTIVITIES

    The Company currently uses spot deferred contracts to protect earnings and cash flows from the impact of short-term drops in gold price. These transactions have been designated as hedges of the price of future production and are accounted for as such.

    Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold, on an established future date and at an agreed upon price. The established forward price is equal to the current spot gold price on the day the agreement is signed plus "contango." Contango is equal to the difference between the prevailing market interest rate for cash deposits less the gold lease rate, for comparable periods. The contango rate was 4.0% per annum for one-month to twelve-month periods at December 31, 1996.

    On the scheduled future delivery date, the seller may deliver gold and thereby fulfill the contract or defer delivery to a future date. If the spot price on the delivery date is greater than the contract price, delivery on the contract may be deferred to a new future date and the gold is sold at the higher spot price. If the spot price is lower than the contract price, the delivery may be made against the contract and the higher contract price is realized. In practice, this generally allows the seller to maximize the price realized. Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango (assuming it is positive) for the next period out to the newly established future delivery date. Generally, the counterparty will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment.

    At December 31, 1996, the Company had spot deferred contracts on 90,000 ounces of gold of which all are scheduled to be delivered during 1997 at prices ranging between $370 and $422. Risk of loss from these forward sales agreements arises from the possible inability of a counterparty to honor contracts and from changes in the Company's potential ability to deliver gold.

    The Company's accounting treatment for hedging is outlined in Notes 2 and 3 to Item 8--"Financial Statements and Supplementary Data."

DEPENDENCE ON KEY PERSONNEL

    The Company is dependent on the services of certain key officers and employees, including its Chief Executive Officer, its Chief Financial Officer, its Chief Operating Officer and its Chief Administrative Officer. Competition in the mining industry for qualified individuals is intense, and the loss of any of these key officers or employees, if not replaced, could have a material adverse effect on the Company's business and its operations. The Company currently does not have key person insurance. The Company has entered into Termination Agreements with its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Administrative Officer which provide for certain payments upon termination or resignation resulting from a change of control (as defined in such agreements).

    In connection with the development of Turquoise Ridge, the Company expects that it will require a significant number of additional skilled employees. The Company faces intense competition from other mining companies in connection with the recruitment and retention of such employees. Additionally, although the Company does not currently have any unionized employees, there can be no assurance that unionization will not occur in the future.

GOVERNMENT REGULATION

SAFETY. The mining operations of the Company are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA.

    On January 15, 1997, a mine site accident involving a mining vehicle resulted in the death of a Company employee. As required by Federal law, MSHA officials have investigated the nature and cause of the accident. MSHA has notified the Company that as a result of the investigation, the Company will likely be subject to maximum civil penalties of $350,000 and possible further investigation. The ultimate outcome of the MSHA investigation is uncertain and the Company is unable to estimate if further penalties will result. While management of the Company believes that the results of the investigation will not have a materially adverse impact on the financial position, operating results or liquidity of the Company, no assurance can be given that this investigation will not have such effects.

CURRENT ENVIRONMENTAL LAWS AND REGULATIONS. The Company must comply with standards, laws and regulations which may entail greater or lessor costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. It is possible that the costs and delays associated with compliance with such laws, regulations and permits could become such that the Company would not proceed with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations. These requirements include regulations under: (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances; (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats; (iii) the Clean Water Act; (iv) the Clean Air Act; (v) the Resource Conservation and Recovery Act for disposal of hazardous waste; (vi) the Migratory Bird Treaty Act; (vii) the Safe Drinking Water Act; (viii) the Federal Land Policy and Management Act; (ix) the National Environmental Policy Act; (x) the National Historic Preservation Act; and many other state and federal laws and regulations.

    The United States Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations under the Resource Conservation and Recovery Act ("RCRA"). EPA is currently evaluating a Draft Hardrock Mining Framework which, if ultimately implemented, could create a system of federal regulation of the entire mine site focused on water quality and waste management. The requirements being considered by the EPA are very similar to the existing Nevada regulations concerning environmental controls at mine sites. Many of the requirements being considered by EPA could be duplicative of existing Nevada regulations. The effect of compliance with a new EPA program would depend on the extent to which the substantive or procedural requirements of such new federal regulations would exceed the existing requirements of the Nevada regulations.

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

POTENTIAL LEGISLATION. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended (the "General Mining Law"), to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. This moratorium should not affect the status of the patent applications made by the Company under the General Mining Law before the moratorium was imposed. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of the end of 1996, no such bills have been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new Federal reclamation, environmental control and other restoration requirements. Royalty proposals have ranged from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. It is anticipated that similar legislation will again be introduced when the new Congress convenes in 1997. If enacted, such legislation could substantially impair the ability of companies to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known, and the potential impact on the Company as a result of future Congressional action is difficult or impossible to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Disposal of overburden and mineral processing wastes by the Company occur on both private and federal lands. Exploration activities occur on both private and federal lands. Other legislative initiatives regarding environmental laws potentially applicable to mining include proposals to substantially alter CERCLA, the Clean Water Act, Safe Drinking Water Act, Endangered Species Act and bills which introduce additional protection of wetlands. Adverse developments and operating requirements in these acts could impair the ability of the Company as well as others to develop mineral resources. Revisions to current versions of these bills could occur prior to passage. Thus, the potential impact on the Company of such legislative initiatives is not clear at this time.

ENVIRONMENTAL MATTERS AND SAFETY

ENVIRONMENTAL LIABILITY. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of the Company's mineral exploration, development and production. Environmental liability also may result from mining activities conducted by others prior to the Company's ownership of a property. Historic mining disturbances, facilities, waste materials and other discrete areas of potential contamination associated with gold, tungsten, and molybdenum production between 1937 and 1969 by previous owners and operators are encompassed within the area of the Company's Getchell Property operations. Restoration of certain areas of historic disturbance and contamination has been undertaken in conjunction with current mining operations and has been incorporated into the Company's state permits in coordination with the federal land management agency.

POLLUTION INSURANCE. Insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) has not been purchased by the Company as it is not generally available at a reasonable price to the Company or to other companies within the industry. To the extent the Company is subject to environmental liabilities, the payment of such liabilities or the costs which must be incurred to remedy environmental pollution would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Should the Company be unable to fully remedy an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on the Company.

ENVIRONMENTAL PERMITS. All of the Company's exploration, development and production activities are subject to regulation under one or more of the various state and federal environmental laws and regulations. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and restoration of lands which are disturbed by mining. Many of the regulations require permits to be obtained for the Company's activities. The Company maintains permits required for its facilities and operations which provide for ongoing compliance and monitoring. Some of the permits include Bureau of Land Management Plan of Operations No. N24-87-003P; EPA Hazardous Waste Facility No. NVD986774735; Nevada water pollution control permits NEV86014 (for mining and mineral processing) and NEV95113 (for excess mine water disposal); Nevada reclamation permit 0105; and Nevada air quality permit AP1041-0292. These permits must be updated and reviewed from time to time, and normally are subject to environmental impact analyses and public review processes prior to approval of the activity. For example, the Company has applied for air permits required by Title V of the 1990 Amendments to the Clean Air Act to maintain compliance with applicable requirements for air emissions sources of the types utilized by the Company in its operations. It is possible that future changes in applicable laws, regulations and permits could have a significant impact on some portion of the Company's business, causing those activities to be economically re-evaluated at that time.

RESTORATION. The Company accrues funds over the productive life of its mine for anticipated costs associated with restoration of the mine site. Activities which result in restoration costs include the permanent closure of the mining and mineral processing operations and the reclamation of the disturbed land to a productive use. This includes restoration of historic and current mining and mineral processing operations and associated land disturbances. Restoration takes place concurrent with and after the productive life of the operations. Activities which result in restoration costs after permanent closure and reclamation primarily relate to monitoring and other post mining management activities.

    The uncertainties related to future restoration costs result from unknown future additional regulatory requirements, significant new surface disturbances or additional mineral processing facilities and the potential for recognition in the future of additional activities needed for restoration. The technologies for restoration are evolving during the life of the operations. Periodic review of the activities and costs for restoration, and consequent adjustments to the ongoing accrual, are conducted. The Company conducts concurrent restoration of mining disturbances and anticipates an ongoing program of restoration over the productive life of the operations. Activities have included regrading, seeding and planting, monitoring, and restoration research.

    In accordance with the State of Nevada Division of Environmental Protection ("NDEP"), the Company has posted a bond of $4.5 million to cover the costs for reclamation of the Getchell Property. As of December 31, 1996, the total estimated restoration costs for the Getchell Property were $5.5 million, of which the Company had accrued $2.7 million. The amount of total estimated restoration costs has increased over time due to more stringent regulation requirements and expanded mining activities and additional increases may occur in the future for the same reasons. The Company has begun reclamation of surface mining disturbances and anticipates an ongoing program of reclamation over the next several years. Activities have included regrading, revegetation and soil stabilization. This includes restoration activities for which bonding must be provided and other restoration costs not included in bonding calculations.

MINING RISK AND INSURANCE

    The gold ore located on the Getchell Property and the existing tailings ponds and waste dumps located on the Getchell Property contain relatively high levels of arsenic, and the milling of such ore involves the use of other toxic substances, including sodium cyanide, sodium hydroxide, sulfuric acid and nitric acid. In addition, the business of gold mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, the encounter of unusual or unexpected geological conditions, slope failures, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. The Company maintains insurance against risks that are typical in the gold mining industry and in amounts that the Company believes to be reasonable, but which may not provide adequate coverage in certain unforeseen circumstances. However, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) has not been purchased by the Company as such coverage is not generally available to it or to other companies within the industry.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT..........................................................          30

CONSOLIDATED STATEMENTS OF OPERATIONS--
Year ended December 31, 1996, Six Months Ended December 31, 1995 and Years Ended June
30, 1995 and 1994.....................................................................          31

CONSOLIDATED BALANCE SHEETS--
December 31, 1996 and 1995............................................................          32

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--
Year ended December 31, 1996, Six Months Ended December 31, 1995 and Years Ended June
30, 1995 and 1994.....................................................................          33

CONSOLIDATED STATEMENT OF CASH FLOWS--
Year ended December 31, 1996, Six Months Ended December 31, 1995 and Years Ended June
30, 1995 and 1994.....................................................................          34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
December 31, 1996 and 1995............................................................          35

    All supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
GETCHELL GOLD CORPORATION:

    We have audited the accompanying consolidated balance sheets of Getchell Gold Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996, the six months ended December 31, 1995 and each of the years in the two-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Getchell Gold Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the six months ended December 31, 1995 and each of the years in the two-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

    As discussed in Notes 2 and 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, as of July 1, 1993.

                                          KPMG Peat Marwick LLP

Denver, Colorado
February 12, 1997, except
as to Note 14, which is as
of February 14, 1997

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                              SIX MONTHS
                                                                YEAR ENDED      ENDED       YEAR ENDED JUNE 30,
                                                               DECEMBER 31,  DECEMBER 31,  ----------------------
                                                                   1996          1995         1995        1994
                                                               ------------  ------------  ----------  ----------
Net sales....................................................   $   67,878    $   34,425   $   71,485  $   95,150
Cost of sales................................................       78,784        35,956       69,775      82,131
                                                               ------------  ------------  ----------  ----------
  Gross margin...............................................      (10,906)       (1,531)       1,710      13,019
General and administrative expenses..........................        4,669         2,054        2,659       1,745
Exploration expenses.........................................        3,580           628        3,776       4,049
Abandonment and impairment of mineral properties.............       --            --           11,531      --
                                                               ------------  ------------  ----------  ----------
  Income (loss) from operations..............................      (19,155)       (4,213)     (16,256)      7,225
Interest expense, net of capitalized interest................       (1,082)       (2,634)      (1,805)     (1,776)
Interest and other income....................................        5,415           936          132         150
                                                               ------------  ------------  ----------  ----------
  Income (loss) before income taxes and cumulative effect of
    change in accounting principle...........................      (14,822)       (5,911)     (17,929)      5,599
Income tax provision (benefit)...............................         (870)         (884)         428       1,300
                                                               ------------  ------------  ----------  ----------
  Income (loss) before cumulative effect of change in
    accounting principle.....................................      (13,952)       (5,027)     (18,357)      4,299
Cumulative effect of change in accounting principle (Note
  7).........................................................       --            --           --           1,350
                                                               ------------  ------------  ----------  ----------
  Net income (loss)..........................................   $  (13,952)   $   (5,027)  $  (18,357) $    5,649
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
Income (loss) per common share:
  Before cumulative effect of change in accounting
    principle................................................   $    (0.54)   $    (0.25)  $    (1.01) $     0.24
  Cumulative effect of change in accounting principle (Note
    7).......................................................       --            --           --            0.07
                                                               ------------  ------------  ----------  ----------
  Net income (loss)..........................................   $    (0.54)   $    (0.25)  $    (1.01) $     0.31
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------
Weighted average number of shares outstanding................       25,727        19,857       18,139      18,150
                                                               ------------  ------------  ----------  ----------
                                                               ------------  ------------  ----------  ----------

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                               AT DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   64,130  $  114,633
  Accounts receivable:
    Trade.................................................................................       2,478       3,812
    Employee..............................................................................         171         781
    Other.................................................................................         315          68
                                                                                            ----------  ----------
      Total accounts receivable...........................................................       2,964       4,661
                                                                                            ----------  ----------
  Inventories:
    Ore and ore in process................................................................       1,816       2,088
    Materials and supplies................................................................       8,676       7,662
                                                                                            ----------  ----------
      Total inventories...................................................................      10,492       9,750
                                                                                            ----------  ----------
  Deferred hedging gains, net.............................................................         362       1,046
  Prepaid expenses........................................................................       1,098         559
                                                                                            ----------  ----------
      Total current assets................................................................      79,046     130,649
Property, plant and equipment, net (Note 4)...............................................     129,762      79,844
                                                                                            ----------  ----------
      Total assets........................................................................  $  208,808  $  210,493
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $    8,378  $    4,953
  Accrued expenses........................................................................       1,740         702
  Current portion of capital lease obligations (Note 6)...................................       1,753         844
                                                                                            ----------  ----------
      Total current liabilities...........................................................      11,871       6,499
Long-term debt, principally to ChemFirst Inc. (Note 5)....................................      25,336      23,783
Capital lease obligations, less current installments (Note 6).............................       9,092       4,386
Deferred income taxes (Note 7)............................................................       7,741       8,611
Reclamation liabilities (Note 2)..........................................................       2,694       2,950
Other liabilities.........................................................................         852      --
                                                                                            ----------  ----------
      Total liabilities...................................................................      57,586      46,229
                                                                                            ----------  ----------
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, par value $0.0001 at December 31, 1996 and $0.01 at December 31, 1995;
  10,000,000 shares authorized; none issued...............................................      --          --
Common stock, par value $0.0001 at December 31, 1996 and $0.01 at December 31, 1995;
  50,000,000 shares authorized; issued and outstanding 25,765,871 at December 31, 1996 and
  25,657,600 at December 31, 1995.........................................................           3         257
Contributed and paid-in capital...........................................................     172,879     171,722
Accumulated deficit.......................................................................     (21,660)     (7,708)
Unearned compensation.....................................................................      --              (7)
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................     151,222     164,264
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  208,808  $  210,493
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                                       RETAINED
                                                     COMMON STOCK       CAPITAL IN                     EARNINGS       TOTAL
                                                ----------------------  EXCESS OF      UNEARNED      (ACCUMULATED  STOCKHOLDERS'
                                                 SHARES      AMOUNT     PAR VALUE    COMPENSATION      DEFICIT)       EQUITY
                                                ---------  -----------  ----------  ---------------  ------------  ------------
Balance at June 30, 1993......................     18,112   $     181   $   33,862     $      (2)     $   10,027    $   44,068
  Amortization of unearned compensation.......     --          --           --                 2          --                 2
  Net income..................................     --          --           --            --               5,649         5,649
                                                ---------       -----   ----------           ---     ------------  ------------
Balance at June 30, 1994......................     18,112         181       33,862        --              15,676        49,719
  Shares issued for stock options exercised...         61           1          363        --              --               364
  Issuance of restricted stock awards.........         10      --               60           (60)         --            --
  Amortization of unearned compensation.......     --          --           --                18          --                18
  Net loss....................................     --          --           --            --             (18,357)      (18,357)
                                                ---------       -----   ----------           ---     ------------  ------------
Balance at June 30, 1995......................     18,183         182       34,285           (42)         (2,681)       31,744
  Shares issued in equity offering, net of
    costs (Note 1)............................      7,475          75      137,437        --              --           137,512
  Amortization of unearned compensation.......     --          --           --                35          --                35
  Net loss....................................     --          --           --            --              (5,027)       (5,027)
                                                ---------       -----   ----------           ---     ------------  ------------
Balance at December 31, 1995..................     25,658         257      171,722            (7)         (7,708)      164,264
  Shares issued for stock options exercised...        108           1          956        --              --               957
  Change in par value from $0.01 to $0.0001...     --            (255)         255        --              --            --
  Additional costs of 1995 equity offering
    (Note 1)..................................     --          --              (54)       --              --               (54)
  Amortization of unearned compensation.......     --          --           --                 7          --                 7
  Net loss....................................     --          --           --            --             (13,952)      (13,952)
                                                ---------       -----   ----------           ---     ------------  ------------
Balance at December 31, 1996..................     25,766   $       3   $  172,879     $  --          $  (21,660)   $  151,222
                                                ---------       -----   ----------           ---     ------------  ------------
                                                ---------       -----   ----------           ---     ------------  ------------

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                         YEAR       SIX MONTHS
                                                                        ENDED         ENDED       YEAR ENDED JUNE 30,
                                                                     DECEMBER 31,  DECEMBER 31,  ----------------------
                                                                         1996          1995         1995        1994
                                                                     ------------  ------------  ----------  ----------
Cash flows from operating activities:
  Net income (loss)................................................   $  (13,952)   $   (5,027)  $  (18,357) $    5,649
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation, depletion and amortization.......................        9,770         4,078       14,545      23,380
    Deferred income taxes..........................................         (870)         (884)      --          (3,205)
    Abandonment and impairment of mineral properties...............       --            --           11,531      --
    Deferred hedging gain, net.....................................          684        (1,046)      --          --
    Accrued interest converted to loan principal...................        1,522         3,048        2,279       1,505
    Other..........................................................           12            34           51          15
    Net change in operating assets and liabilities:
      Accounts receivable..........................................        1,697        (2,806)         378        (264)
      Inventories..................................................         (742)         (196)       3,200      (3,188)
      Prepaid expenses.............................................         (539)           22         (445)         91
      Accounts payable.............................................        2,775        (3,762)       2,792      (2,448)
      Accrued expenses.............................................        1,038           197          (50)        (48)
      Other liabilities............................................          416            20           46         450
                                                                     ------------  ------------  ----------  ----------
        Cash provided by (used in) operating activities............        1,811        (6,322)      15,970      21,937
                                                                     ------------  ------------  ----------  ----------
Cash flows from investing activities:
  Additions to property, plant and equipment.......................      (51,677)      (10,718)     (27,201)    (15,063)
  Proceeds from sale of property...................................            9        --              203          15
                                                                     ------------  ------------  ----------  ----------
        Cash used in investing activities..........................      (51,668)      (10,718)     (26,998)    (15,048)
                                                                     ------------  ------------  ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock...........................          903       137,512          363      --
  Proceeds from long-term debt.....................................           31        14,350       10,750       1,200
  Repayments on long-term debt.....................................       --           (20,500)      (1,469)     --
  Principal payments under capital lease obligation................       (1,580)         (284)      --          --
  Purchase of gold for repayment of gold loan......................       --            --           --          (9,800)
                                                                     ------------  ------------  ----------  ----------
        Cash provided by (used in) financing activities............         (646)      131,078        9,644      (8,600)
                                                                     ------------  ------------  ----------  ----------
Net (decrease) increase in cash and cash equivalents...............      (50,503)      114,038       (1,384)     (1,711)

Cash and cash equivalents at beginning of period...................      114,633           595        1,979       3,690
                                                                     ------------  ------------  ----------  ----------
Cash and cash equivalents at end of period.........................   $   64,130    $  114,633   $      595  $    1,979
                                                                     ------------  ------------  ----------  ----------
                                                                     ------------  ------------  ----------  ----------

See Note 12 for supplemental cash flow information.

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

(1) THE COMPANY

    Getchell Gold Corporation (the "Company") is engaged in gold exploration and production principally at its Getchell Property in Nevada. The Getchell Property is in the Potosi Mining District on the eastern side of the Osgood Mountain Range, approximately 35 miles northeast of Winnemucca, Nevada. The Getchell Property consists of approximately 18,900 acres of unpatented load and mill site mining claims and 14,100 acres of fee land owned by the Company. Located on the Getchell Property are the Getchell Underground and Turquoise Ridge underground mines. Commercial production from the Getchell Underground mine began in May 1995. Construction of the Turquoise Ridge mine began in January 1996, with initial production of development ore expected no earlier than the end of 1997, although there can be no assurance that this will be the case.

    The Company was incorporated in August 1987 as a subsidiary of ChemFirst Inc. ("ChemFirst") (formerly known as First Mississippi Corporation). On September 24, 1995, ChemFirst's Board of Directors approved the spin-off of ChemFirst's stock in the Company to ChemFirst shareholders of record on October 10, 1995 (the "Spin-Off"). On October 20, 1995, ChemFirst distributed its 81% interest in the Company to ChemFirst shareholders. In connection with the Spin-Off, on September 24, 1995, the Company entered into certain agreements with ChemFirst, including a loan agreement for the outstanding balances due from the Company to ChemFirst at the date of the Spin-Off (described in Note 5), an agreement to settle certain tax sharing arrangements (see Note 7) and an agreement to undertake a public offering of at least $50 million prior to April 28, 1996. In addition, the Company entered into a $20 million credit facility with The Toronto-Dominion Bank (see Note 5).

    In the fourth quarter of 1995, the Company completed an equity offering of 7,475,000 common shares which resulted in net proceeds to the Company of $137.5 million.

    On June 25, 1996, the Company changed its corporate name from FirstMiss Gold Inc. to Getchell Gold Corporation and changed its state of incorporation from Nevada to Delaware. In September 1995, the Company changed its fiscal year end from June 30 to December 31.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States ("U.S."), which are different from International Accounting Standards Committee standards ("IAS"). The principal differences are as follows:

    (1) Under IAS, deferred tax assets can not be recognized unless realization is "beyond any reasonable doubt"; under GAAP the criterion is "more likely than not". For the year ended December 31, 1996 and the six months ended December 31, 1995, the impact related to this difference is not material.

    (2) Certain aspects of the standards for employers' accounting for pensions are different. For the Company, the principal difference is the interest and discount rate assumptions used to estimate costs and liabilities in actuarial accounting. IAS permits measurement of tri-annual valuations and requires the use of long-term assumptions, whereas GAAP requires annual valuations and

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) use of current market-based assumptions. For the year ended December 31, 1996 and the six months ended December 31, 1995, the impact related to this difference is not material.

CASH AND CASH EQUIVALENTS

    For the purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all debt and highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1996 and December 31, 1995 consisted of commercial paper and U.S. and Canadian Treasury obligations denominated in U.S. dollars. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

INVENTORIES

    Inventories of ore, ore in process and precious metals are stated at the lower of average cost or net realizable value. Materials and supplies are stated at the lower of average cost or replacement cost.

    The Company provided an allowance for obsolescence for certain materials and supplies inventory items. The allowance is based on estimates of technical obsolescence which results from normal ongoing upgrades, improvements and betterments of plant and equipment. At December 31, 1996 and 1995, the allowance for obsolescence was $1.0 million and $1.5 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred.

MINERAL EXPLORATION AND MINE DEVELOPMENT

    Exploration costs are charged to expense as incurred, as are development costs for projects not yet determined by management to be commercially feasible. Expenditures for mine development are capitalized when the properties are determined to have development potential but are not yet producing at a commercial level. Prior to commencing commercial production, revenues relating to development ore, net of mining costs associated with its production, are offset against mine development costs. Mine development costs incurred to access reserves on producing mines are also capitalized.

MINERAL PROPERTIES

    Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, calculated using estimates of proven and probable mineable reserves, future prices, operating costs, capital requirements and reclamation costs.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CAPITALIZATION OF INTEREST

    Interest expense allocable to construction or development projects is capitalized until commercial operations commence.

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

DEPRECIATION, DEPLETION AND AMORTIZATION

    Property, plant and equipment, with useful lives as long or longer than existing ore reserves, are depreciated or depleted using the unit-of-production method. Plant and equipment, with useful lives shorter than existing ore reserves, are depreciated using the straight-line method. Capitalized development costs and development costs estimated to be incurred over the life of the mine, are depleted on a unit-of-production method. Depreciation and depletion rates are subject to periodic review to ensure that asset costs are amortized over their useful lives.

    Depletion is computed on a unit-of-production method based on the ratio of tons of ore mined or ounces of gold produced during the period, to the estimated total proven and probable reserves of the related property.

RECLAMATION OF MINING AREAS

    Estimated costs for restoring certain disturbed mining and milling areas to comply with existing reclamation standards totaled $5.5 million at December 31, 1996. This amount is based on management's estimate of future reclamation costs to be incurred considering environmental and regulatory requirements. Such costs are charged to operations on a unit-of-production basis over the life of the mine. The amount accrued at December 31, 1996 was $2.7 million. Such accrued reclamation costs are reviewed by management on a regular basis and are appropriately revised for changes in future estimated costs, regulatory requirements or mine life.

    The Company performs concurrent reclamation to the extent possible, however, most of the accrued costs are anticipated to be expended at the end of the mine life. Based on existing reserves, the mine life is estimated to be in excess of 10 years.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Revenue from spot sales are recorded when title passes to the buyer. Revenue from shipments under forward sales agreements are recorded at the settlement date of the agreements. Total ounces of gold sold were:

PERIOD                                                                            OUNCES SOLD
                                                                                  -----------
Year ended December 31, 1996....................................................     171,343
Six Months ended December 31, 1995..............................................      85,627
Year ended June 30, 1995........................................................     184,298*
Year ended June 30, 1994........................................................     243,826

------------------------

*For the year ended June 30, 1995, gold ounces sold does not include 14,939 ounces of gold sold from properties under development, the revenue from which was credited to mine development costs.

HEDGING TRANSACTIONS

    The Company enters into certain financial transactions as a hedge against changes in prices of the gold produced. Hedging transactions have included spot deferred contracts and gold loans. Gains and losses on these transactions, as well as any costs or revenues associated therewith, are recognized in sales when the related gold production is delivered.

EMPLOYEE STOCK COMPENSATION

    The Company applies the intrinsic value based method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based incentive plans. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock.

INCOME TAXES

    The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's deferred income tax assets include certain future tax benefits such as net operating losses or tax credit carryforwards. The Company records a valuation allowance against any portion of those deferred income tax assets which it believes will not be realized. The cumulative effect of adopting the asset and liability method of accounting for income taxes is included in the consolidated statement of operations for the year ended June 30, 1994.

    Prior to the Spin-Off, the Company had a tax sharing and allocation agreement with ChemFirst (described in Notes 1 and 7) under which the Company made payments to ChemFirst in respect to federal,

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) state and local income taxes and state franchise taxes as if it were a separate corporation, not affiliated with ChemFirst, filing separate income tax returns. Under the provisions of the tax sharing agreement, ChemFirst was required to reimburse the Company for any deduction, credit or allowance which had been utilized by ChemFirst and subsidiaries in the consolidated tax returns at such time as the Company could have utilized the underlying tax assets if it had filed federal and state income tax returns computed on a separate return basis. In addition, the Company was required to pay ChemFirst for the estimated income tax liability of the Company for the taxable year, to be computed as though the Company were reporting its taxable income or loss on a separate return basis.

INCOME AND LOSS PER SHARE

    Income and loss per share are calculated based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period.

ESTIMATES, RISKS AND UNCERTAINTIES

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

    Gold mining requires the use of specialized facilities and technology. The Company relies heavily on such facilities to maintain production levels. Also, the market price of gold significantly affects the profitability of the Company's operations. Market gold prices can fluctuate widely and are affected by numerous factors beyond the Company's control. Although the Company has limited its sales to a small number of customers, the Company is not economically dependent on a limited number of customers for the sale of its product because gold commodity markets are well-established worldwide.

    The Company projects that it will not have sufficient internal funds to complete the construction of the Turquoise Ridge mine. Currently, several financing options are being considered. The recoverability of the Turquoise Ridge assets and completion of the mine is dependent upon the Company's ability to raise sufficient funds to complete construction.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the 1996 financial statement presentation.

(3) HEDGING ACTIVITIES AND COMMITMENTS

    Precious metals hedging contracts consist of spot deferred contracts. The Company uses these hedging contracts to protect earnings and cash flows from the impact of short-term drops in gold price.

    At December 31, 1996, the Company's outstanding hedge contracts were for 90,000 ounces at an average price of $400 per ounce, all for the 1997 deliveries. Based on the market price of gold at December 31, 1996, the unrealized gains on the contracts were $2.4 million. Risk of loss arises from the

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(3) HEDGING ACTIVITIES AND COMMITMENTS (CONTINUED) possible inability of the counterparty to fulfill its obligations under the contracts and from changes in the Company's potential ability to deliver gold, although nonperformance by any party to the contract is not anticipated.

(4) PROPERTY, PLANT AND EQUIPMENT

                                                                                               AT DECEMBER 31,
                                                                                                (IN THOUSANDS)
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
Land and land improvements................................................................  $    9,524  $    9,550
Buildings and equipment...................................................................     115,550      98,192
Mine development..........................................................................      38,757      29,362
Construction-in-progress..................................................................      48,916      15,980
                                                                                            ----------  ----------
      Total property, plant and equipment.................................................     212,747     153,084
Accumulated depreciation, depletion and amortization......................................     (82,985)    (73,240)
                                                                                            ----------  ----------
      Net property, plant and equipment...................................................  $  129,762  $   79,844
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Depreciation and depletion expense was $9.8 million, $4.1 million, $9.5 million and $13.5 million for the year ended December 31, 1996, the six months ended December 31, 1995 and the years ended June 30, 1995 and 1994, respectively. Amortization expense of deferred stripping cost was $5.0 million and $9.9 million for the years ended June 30, 1995 and 1994, respectively. There was no amortization expense in the years ended December 31, 1996 and the six months ended December 31, 1995.

    Mining in the Main Pit was discontinued in July 1995 after a geotechnical monitoring program, initiated in June 1995, indicated that continued mining in the Main Pit would likely destabilize the pit wall. This event, combined with lower grades and higher than anticipated costs, make it unlikely that the Company would recover the remaining proven and probable reserves in the Main Pit. Accordingly, the remaining pit development costs of $5.5 million and deferred stripping costs of $3.6 million were written off at June 30, 1995.

    In the fiscal year ended June 30, 1995, the Company's $2.3 million investment in the Silver Bar property was written off through a charge to operations. The write off was a result of the Company's decision to commit its exploration and development resources to the Getchell Property, lower silver prices than those required to economically develop the prospect and unsuccessful attempts to sell Silver Bar. Additional exploration prospects with a recorded value of $0.1 million were abandoned during the year ended June 30, 1995.

(5) DEBT

PROMISSORY NOTE

    Contemporaneously with the Spin-Off (discussed in Note 1), the Company and ChemFirst executed a promissory note, upon which all promissory notes previously entered into between the two companies were canceled. The principal balance of the promissory note was equal to the indebtedness of the Company to

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(5) DEBT (CONTINUED)
ChemFirst for advances and accrued interest thereon, as of the date of the Spin-Off, net of a $13.9 million receivable resulting from the settlement of the tax sharing agreement (see Note 7).

    The principal balance of the promissory note was $25.3 million at December 31, 1996 and $23.8 million at December 31, 1995. The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate ("LIBOR") for a period selected by the Company, plus an applicable margin. The interest rate was 6-5/32% at December 31, 1996 and 6-1/4% at December 31, 1995. Since the inception of the promissory note, interest has been converted to the note principal at the end of each interest period. The carrying value of this debt is assumed to approximate its fair value.

    The promissory note contains covenants that require minimum net worth, as defined, of $27.0 million and a ratio of indebtedness to tangible net worth, as defined, of no more than 2.0:1.0.

BANK LOAN FACILITY

    In September 1995, the Company entered into a loan facility with The Toronto-Dominion Bank (the "Facility"), which provided for $20 million of term loans to the Company. The Facility was established to finance the development of the Turquoise Ridge reserves between the date of the Spin-Off and the equity offering. The Company paid fees of $1.1 million related to the Facility. The Company borrowed $5.5 million under the Facility on October 20, 1995, which was repaid in full and terminated upon completion of the November 21, 1995 equity offering. Interest on the outstanding indebtedness accrued at 3% over the LIBOR for each month during which the advances were outstanding.

GOLD LOAN

    The Company had a gold loan which matured and was repaid in full in June 1994. Under the gold loan, the Company borrowed a total of 150,000 ounces of gold which provided $71.3 million at an average predetermined price of $475 per ounce. In the year ended June 30, 1994, the Company repaid 20,625 ounces of the gold loan and, and as a result of the repayments, $9.8 million of deferred revenue was recognized in gold sales.

    Pursuant to the gold loan agreements, the Company was required to enter into a forward sales arrangement, covering 202,600 ounces of gold. Under this agreement, during 1994, the Company sold 47,000 ounces at $400 per ounce. All commitments under the agreement were fulfilled as of June 30, 1994.

CAPITALIZED INTEREST

    Capitalized interest was $1.3 million for the year ended December 31, 1996, $0.4 million for the six months ended December 31, 1995, $1.2 million for the year ended June 30, 1995 and $0.2 million for the year ended June 30, 1994.

(6) LEASES

    The Company is obligated under capital leases for mining equipment for terms ranging from three to five years. All capital lease agreements provide that the Company can purchase the leased equipment at fair value at the end of the lease term. At December 31, 1996 and 1995, $9.9 million and $5.2 million,

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(6) LEASES (CONTINUED)
respectively, of leased property was included in Property, Plant and Equipment net of $2.8 million and $0.3 million, respectively, of accumulated depreciation, depletion and amortization.

    The Company is also obligated under non-cancelable operating leases for mining equipment, vehicles and office space. Rental expense under these leases for the year ended December 31, 1996, the six months ended December 31, 1995 and the years ended June 30, 1995 and 1994 was $1.0 million, $1.2 million, $1.3 million and $0.4 million, respectively.

    Future capital lease payments and future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 1996 are as follows (in thousands):

                                                                                               CAPITAL    OPERATING
                                                                                               LEASES      LEASES
                                                                                              ---------  -----------
Year Ended December 31, 1997................................................................  $   2,738   $     544
Year Ended December 31, 1998................................................................      2,901         546
Year Ended December 31, 1999................................................................      3,594         549
Year Ended December 31, 2000................................................................      3,197         104
Year Ended December 31, 2001................................................................        535      --
                                                                                              ---------  -----------
  Total minimum lease payments..............................................................     12,965   $   1,743
                                                                                                         -----------
                                                                                                         -----------
Less amounts representing interest..........................................................     (2,120)
                                                                                              ---------
  Present value of minimum capital lease payments...........................................     10,845
Less current installments...................................................................     (1,753)
                                                                                              ---------
Capital lease obligations, less current installments........................................  $   9,092
                                                                                              ---------
                                                                                              ---------

(7) INCOME TAXES

    Until the Spin-Off (see Note 1), the Company and ChemFirst operated under the terms of a Tax Sharing Agreement. In connection with the Spin-Off, ChemFirst and the Company entered into an Amended Tax Sharing Agreement. The Amended Tax Sharing Agreement provided for the termination of the Tax Sharing Agreement, and sets forth the parties' obligations with respect to taxes relating to taxable periods prior to the Spin-Off.

    The Amended Tax Sharing Agreement obligated ChemFirst to pay the Company (by either an actual payment or a reduction in the Company's outstanding indebtedness to ChemFirst) an agreed upon amount of approximately $13.9 million, representing the tax benefit received by the affiliated group, of which ChemFirst is the common parent corporation (the ChemFirst Affiliated Group), from its use of the Company's losses, deductions, credit and allowances in periods prior to the Spin-Off. As a result of this agreement, the Company relinquished its rights to, and eliminated the deferred tax balances of, certain Federal net operating loss carryforwards and alternative minimum tax credit carryforwards totaling $10.8 million and $8.6 million, respectively, and the related valuation allowance of $6.7 million.

    The Company agreed in the Amended Tax Sharing Agreement to indemnify ChemFirst for any taxes attributable to the Company and assessed with respect to consolidated or combined tax returns which

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(7) INCOME TAXES (CONTINUED)
include the Company and relate to periods prior to the Spin-Off, to the extent any liability for such taxes exceeds $0.3 million. Conversely, ChemFirst agreed to indemnify the Company against any liability for taxes attributable to members of the ChemFirst Affiliated Group, other than the Company, but imposed on the Company as a result of its inclusion in ChemFirst's consolidated or combined tax returns for periods prior to the Spin-Off. Certain of the Federal Income tax returns of the ChemFirst Affiliated Group are presently under examination by the Internal Revenue Service for the years 1987 through 1994. In the opinion of management, any additional tax liability, not previously provided for, resulting from these examinations and ultimately determined to be payable, has been adequately provided for.

    The Company adopted Statement of Financial Accounting Standard Number 109 "Accounting for Income Taxes" as of July 1, 1993. The cumulative effect of this change in accounting for income taxes was reflected in earnings for the year ended June 30, 1994, increasing earnings by $1.4 million, or $0.07 per share.

    Components of the Company's deferred income tax liabilities and assets are as follows (in thousands):

                                                                           AT DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Deferred tax liabilities:

  Plant and equipment, principally due to capitalization, depletion and depreciation differences......................................  $  (10,598) $  (12,123)

  Deferred hedging gains..............................................        (127)       (366)

  Other, net..........................................................      (1,243)     (1,102)
                                                                        ----------  ----------

      Total gross deferred tax liabilities............................     (11,968)    (13,591)

Deferred tax assets:

  Accrued pension costs...............................................         972         657

  Accrued reclamation costs...........................................         943       1,093

  Inventory valuation adjustment......................................         406         448

  Federal net operating loss carryforward.............................       6,646       1,153

  Alternative minimum tax credit carryforward.........................         566         566

  Other, net..........................................................      --           1,063
                                                                        ----------  ----------

      Total gross deferred tax assets.................................       9,533       4,980

      Less valuation allowance........................................      (5,306)     --
                                                                        ----------  ----------

      Total deferred tax assets.......................................       4,227       4,980
                                                                        ----------  ----------

      Net deferred tax liabilities....................................  $   (7,741) $   (8,611)
                                                                        ----------  ----------
                                                                        ----------  ----------

    Based upon tax planning strategies and estimates of future operations, the Company anticipates being subject to the alternative minimum tax ("AMT") in the future. As such, it is more likely than not that the Company will be unable to realize the benefit of certain deferred tax assets, including the Federal net

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(7) INCOME TAXES (CONTINUED)
operating loss carryforwards. A valuation allowance has been recorded to reduce such Federal net operating losses to an amount expected to be realized through the reversal of temporary differences. The valuation allowance at December 31, 1996 increased by $5.3 million from December 31, 1995.

    As of December 31, 1996, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $19.0 million which may be used by the Company to offset future Federal taxable income, if any. These loss carryforwards will expire in 2011.

    As of December 31, 1996, the Company had AMT credit carryforwards of $0.6 million available to reduce future regular income taxes, if any, in excess of alternative minimum taxes. The AMT credit carryforwards are available over an indefinite period.

    The Company's income tax provision (benefit) for income taxes, before the cumulative effect of a change in accounting principle, consists of (in thousands):

                                                                        YEAR        SIX MONTHS         YEAR ENDED
                                                                        ENDED          ENDED            JUNE 30,
                                                                    DECEMBER 31,   DECEMBER 31,   --------------------
                                                                        1996           1995         1995       1994
                                                                    -------------  -------------  ---------  ---------
Federal:
  Current.........................................................    $  --          $  --        $     428  $   3,783
  Deferred........................................................         (870)          (884)      --         (2,483)
                                                                          -----          -----    ---------  ---------
                                                                      $    (870)     $    (884)   $     428  $   1,300
                                                                          -----          -----    ---------  ---------
                                                                          -----          -----    ---------  ---------

    The Company's provisions (benefits) for income taxes before the cumulative effect of a change in accounting principle differ from amounts computed by applying the U.S. corporate income tax rate of 35% for the year ended December 31, 1996, the six months ended December 31, 1995 and the year ended June 30, 1995 and 34% for the year ended June 30, 1994 for the following reasons (in thousands):

                                                                     YEAR       SIX MONTHS        YEAR ENDED
                                                                    ENDED         ENDED            JUNE 30,
                                                                 DECEMBER 31,  DECEMBER 31,  --------------------
                                                                     1996          1995        1995       1994
                                                                 ------------  ------------  ---------  ---------
U.S. corporate income tax provision (benefit) at statutory
  rate.........................................................   $   (5,188)   $   (2,069)  $  (6,275) $   1,904
Increase in valuation allowance for net deferred tax assets....        5,306        --           6,684     --
Percentage depletion...........................................       --            --          (1,177)    (1,043)
Nondeductible expenses and other...............................           14          (168)         16        (91)
Deductible expenses............................................       (1,002)       --          --         --
Tax provision adjustment for pending IRS matters...............       --             1,353       1,180        427
Adjustment to deferred tax assets and liabilities for enacted
  change in tax rates..........................................       --            --          --            103
                                                                 ------------  ------------  ---------  ---------
Actual tax provision (benefit).................................   $     (870)   $     (884)  $     428  $   1,300
                                                                 ------------  ------------  ---------  ---------
                                                                 ------------  ------------  ---------  ---------

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(8) STOCKHOLDERS' EQUITY

SHAREHOLDER RIGHTS PLAN

    In connection with the Shareholder Rights Plan amended and restated on December 31, 1996, Rights have been issued (and will be issued for any newly outstanding Common Stock) to the outstanding shares of Common Stock of the Company. The Rights may be exercised only after the earlier of 10 days after a person becomes (or the directors have knowledge of someone becoming) an Acquiring Person and 10 days after commencement of a public announcement of a tender or exchange offer if, upon its consummation, the offeror would beneficially own 15% or more of the Common Stock. An "Acquiring Person" was defined to be a person who holds at least 15% of the shares of Common Stock without the prior approval of a majority of the outside directors of the Board. In the event someone becomes an Acquiring Person, each holder of Rights (except the Acquiring Person, whose Rights are voided) has the right to purchase one one-thousandth of a Series A Junior Participating Preferred Stock ("Preferred Stock") or, in lieu of shares of Preferred Stock, to receive a number of shares of Common Stock specified by formula at 50% of the market price the shares of Common Stock. The Rights, which do not have voting rights, expire in December 2006 and may be redeemed by the Company at a price of $0.01 per Right prior to a specified period of time after the occurrence of certain events. The Company may also exchange all of the outstanding Rights for shares of Common Stock at a ratio of one share of Common Stock per Right (as adjusted), any time after the first time someone becomes an Acquiring Person. If, following an acquisition of 15% or more of the shares of Common Stock, the Company is acquired in a merger or other business combination or sells 50% of its assets or earnings power, each Right (other than Rights voided as above) will entitle its holder to purchase a number of shares specified by formula of the acquiring company with a value of twice the then current exercise price. As of December 31, 1996, 25,765,871 rights had been issued and are outstanding. Although the Board of Directors have authorized the creation of the Series A Junior Participating Preferred Stock, such series has not been authorized for issuance.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(9) EMPLOYEE BENEFIT PLANS

    STOCK COMPENSATION PLANS

    At December 31, 1996, the Company has three stock-based incentive plans which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized on these stock option plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands except per share).

                                                                     FOR THE     FOR THE SIX
                                                                    YEAR ENDED   MONTHS ENDED
                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1996          1995
                                                                   ------------  ------------
Net loss.........................................  As reported      $   13,952    $    5,027
                                                   Pro forma        $   15,333    $    5,052
Primary loss per share...........................  As reported      $     0.54    $     0.25
                                                   Pro forma        $     0.59    $     0.25

    The fair value of option grants made in the six months ended December 31, 1995 and the year ended December 31, 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 37%, risk-free interest rate of 6.19% and expected lives of 5 years.

    Directors, officers and certain key employees of the Company participate in the 1987 Long Term Incentive Plan ("1987 LTIP") under which the Company had originally reserved 900,000 shares of Common Stock for issuance. Awards may be in the form of stock options, options to purchase debentures convertible into Common Stock or convertible preferred stock, stock appreciation rights, performance units, restricted stock, supplemental cash and such other forms as directed by the Board of Directors. Stock options granted under 1987 LTIP may be granted only with an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The debenture options outstanding give the holder the right to purchase a debenture from the Company, which is convertible into preferred stock which is then convertible into the Common Stock of the Company at the original option price. The Board of Directors in its discretion, determine the recipients, the amounts of all awards and vesting period of awards. All awards expire no later than ten years from the date of grant. As of December 31, 1996, awards for 184,575 common shares remained available for granting until the plan terminates in October 1997.

    Officers and eligible employees of the Company participate in the 1996 Long Term Equity Incentive Plan ("1996 LTIP") under which the Company had originally reserved 900,000 shares of Common Stock for issuance. Awards under the 1996 LTIP include options, stock appreciation rights, restricted stock or performance shares. Stock options granted under the 1996 LTIP may be granted only with an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The Board of Directors in its discretion, determines the recipients, the amounts of all awards and vesting period of

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)
awards. All awards expire no later than ten years from the date of grant. As of December 31, 1996, awards for 372,000 common shares remained available for granting.

    Directors of the Company participate in the 1996 Stock Option Plan for Outside Directors ("1996 LTIP for Directors") under which the Company had originally reserved 100,000 shares of Common Stock for issuance. Each person who
(i) was an outside director at the time the 1996 LTIP for Directors was adopted or (ii) is first elected or appointed as an outside director thereafter will receive a non-qualified stock option grant to purchase the number of shares of Common Stock equal to $22,500 divided by one-third of the closing price of the Common Stock on the date of grant at an option exercise price equal to the fair market value of the stock on the date of grant. Following such initial grant, each such Outside director who serves until the third, sixth or ninth anniversaries of the initial date of grant will automatically receive an additional number of shares of Common Stock equal to $22,500 divided by one-third of the closing price of the Common Stock on the date of grant on each such anniversary at an aggregate option exercise price equal to the fair market value of the stock on the date of grant, so long as the person is an Outside Director at the close of business on the date of such anniversary. Generally the options vest over three years. All options expire five years after the date of grant. As of December 31, 1996, awards for 74,002 common shares remained available for granting.

    A summary of the status of the Company's three option plans as of December 31, 1996, December 31 1995, June 30, 1995 and June 30, 1994 and changes during the periods ending on those dates is presented below:

                                                                        STOCK OPTIONS          DEBENTURE OPTIONS
                                                                   -----------------------  -----------------------
                                                                                 WEIGHTED                 WEIGHTED
                                                                                 AVERAGE                  AVERAGE
                                                                    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                                                     SHARES       PRICE       SHARES       PRICE
                                                                   -----------  ----------  -----------  ----------
Outstanding at June 30, 1993.....................................     125,000   $   4.3750     100,300   $   8.0200
  Granted........................................................      60,200   $   6.6875       5,000   $   6.3750
  Expired or canceled............................................      (2,300)  $   6.6875      (3,000)  $   8.3333
                                                                   -----------  ----------  -----------  ----------
Outstanding at June 30, 1994.....................................     182,900   $   5.1107     102,300   $   7.9300
  Granted........................................................     246,349   $   8.4835       1,000   $   9.5313
  Exercised......................................................     (47,600)  $   5.8069     (13,500)  $   6.4259
  Expired or canceled............................................    (129,700)  $   5.2227     (20,300)  $   8.6847
                                                                   -----------  ----------  -----------  ----------
Outstanding at June 30, 1995.....................................     251,949   $   8.2167      69,500   $   8.0247
  Granted........................................................     224,041   $  20.2500      --           --
                                                                   -----------  ----------  -----------  ----------
Outstanding at December 31, 1995.................................     475,990   $  13.8806      69,500   $   8.0247
  Granted........................................................     569,133   $  32.2698      --           --
  Exercised......................................................     (56,271)  $   9.2735     (57,000)  $   8.1118
  Expired or canceled............................................     (31,800)  $  33.0125      --           --
                                                                   -----------  ----------  -----------  ----------
Outstanding at December 31, 1996.................................     957,052   $  24.4513      12,500   $   7.6275
                                                                   -----------  ----------  -----------  ----------
                                                                   -----------  ----------  -----------  ----------

    The weighted average fair value of options granted during the year ended December 31, 1996 and the six months ended December 31, 1995 was $13.6751 and $8.3546, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table summarizes the exercisable options outstanding:

                                                                                   EXERCISABLE OPTIONS
                                                                       -------------------------------------------
                                                                           STOCK OPTIONS       DEBENTURE OPTIONS
                                                                       ---------------------  --------------------
                                                                                   WEIGHTED              WEIGHTED
                                                                                   AVERAGE                AVERAGE
                                                                                   EXERCISE              EXERCISE
                                                                        NUMBER      PRICE      NUMBER      PRICE
                                                                       ---------  ----------  ---------  ---------
At December 31, 1996.................................................    258,514  $  10.9116     12,500  $  7.6275
At December 31, 1995.................................................    127,800  $   6.4682     69,500  $  8.0247
At June 30, 1995.....................................................    125,800  $   6.4558     69,500  $  8.0247
At June 30, 1994.....................................................    182,900  $   5.1070    102,300  $  7.9300

    The following table summarizes information about options outstanding at December 31, 1996:

                                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                       ---------------------------------------------  --------------------------
                                    WEIGHTED- AVERAGE    WEIGHTED-                   WEIGHTED-
                                        REMAINING         AVERAGE                     AVERAGE
      RANGE OF           NUMBER        CONTRACTUAL       EXERCISE       NUMBER       EXERCISE
   EXERCISE PRICES     OUTSTANDING    LIFE IN YEARS        PRICE      EXERCISABLE      PRICE
---------------------  -----------  -----------------  -------------  -----------  -------------
STOCK OPTIONS
     $6.69-$8.50          157,150             7.8       $    7.3961      157,150    $    7.3961
    $10.75-$11.44          43,709             8.3       $   11.2330       43,709    $   11.2330
       $20.25             222,193             8.4       $   20.2500       57,655    $   20.2500
    $30.75-$33.88         474,200             9.3       $   30.8810       --            --
    $34.75-$47.63          59,800             9.8       $   42.8052       --            --
                                               --
                       -----------                     -------------  -----------  -------------
    $6.69-$47.63          957,052             8.8       $   24.4043      258,514    $   10.9116
                                               --
                                               --
                       -----------                     -------------  -----------  -------------
                       -----------                     -------------  -----------  -------------
DEBENTURE OPTIONS
        $3.25               1,000             4.9       $    3.2500        1,000    $    3.2500
     $5.44-$6.38            3,000             5.5       $    5.8750        3,000    $    5.8750
    $7.63-$10.19            8,500             3.0       $    8.7610        8,500    $    8.7610
                                               --
                       -----------                     -------------  -----------  -------------
    $3.25-$10.19           12,500             3.8       $    7.6275       12,500    $    7.6275
                                               --
                                               --
                       -----------                     -------------  -----------  -------------
                       -----------                     -------------  -----------  -------------

    In August 1994, a restricted stock award of 10,000 common shares was granted. Under the terms of the restricted stock award and as a result of the Spin-Off and subsequent equity offering completed in November 1995 (see Note 1), the restricted stock award vested in February 1996. No restricted stock awards were granted during the year ended December 31, 1996, the six months ended December 31, 1995 or during the year ended June 30, 1994.

PENSION BENEFITS

    Prior to the Spin-Off (see Note 1), the Company's employees participated in ChemFirst's qualified noncontributory defined benefit pension plan. In connection with Spin-Off, the Company agreed to establish its own qualified noncontributory defined benefit pension plan. In turn, ChemFirst agreed to (i) maintain the administration and funding of accrued benefits at the Spin-Off date for all vested

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)
Company employees, and (ii) transfer funds to the Company's pension plan equal to the actuarially determined pension liability of the non vested Company employees in the ChemFirst pension plan. ChemFirst transferred funds and, therefore, the liability for non-vested Company employees previously covered under the ChemFirst pension plan in September 1996. Therefore, the Company's financial statements at December 31, 1995 do not reflect the assets or the liabilities of the pension plan. Such assets or liabilities were not material to the Company's financial statements at December 31, 1995. Pension expense was $0.2 million, $0.5 million and $0.4 million for the six months ended December 31, 1995 and years ended June 30, 1995 and 1994, respectively.

    Employees who participated in the ChemFirst pension plan as of September 30, 1995 were eligible to participate in the Company's pension plan at inception. All other employees are eligible to participate in the Company's pension plan following six months of service. The Company's plan covers all full-time permanent employees. The benefits are based on years of service and participants' compensation during the last five years of employment. Under the plan, an employee becomes a participant following six months of service, provided that the employee is regularly employed for at least 1,000 hours per year.

    The components of pension expense for the pension plan consist of (in thousands):

                                                                                       YEAR
                                                                                       ENDED
                                                                                   DECEMBER 31,
                                                                                       1996
                                                                                  ---------------
Service cost....................................................................     $     635
Interest cost on projected benefit obligation...................................           140
Return on assets................................................................           (16)
Net amortization and deferral...................................................            71
                                                                                         -----
Pension expense.................................................................     $     830
                                                                                         -----
                                                                                         -----

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following table sets forth the funded status of the Company's pension plan and the amounts recognized in the Company's consolidated balance sheet (in thousands):

                                                                                       AT
                                                                                  DECEMBER 31,
                                                                                      1996
                                                                                  ------------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation
    Vested benefit obligation...................................................   $       45
    Non-vested benefits.........................................................          954
                                                                                  ------------
  Accumulated benefit obligation................................................          999
  Effect of future salary increases.............................................        1,640
                                                                                  ------------
Projected benefit obligation....................................................        2,639
Plan assets at fair value.......................................................         (558)
                                                                                  ------------
Excess of plan assets over projected benefit obligation.........................        2,081
Unrecognized net loss...........................................................         (112)
Unrecognized prior service cost.................................................       (1,292)
                                                                                  ------------
Net pension liability...........................................................   $      677
                                                                                  ------------
                                                                                  ------------

    In measuring the projected benefit obligation for the pension plan, a weighted average discount rate of 7.5% and a rate on increase in future compensation of 3.0% was used at December 31, 1996 and 1995. The weighted average expected long-term rate of return on plan assets was assumed to be 7.0% for the year ended December 31, 1996.

SAVINGS PLAN

    Substantially all employees who have completed six months of service are eligible to participate in the Company's 401(k) thrift plan. Under the savings plan, employees may elect to contribute from 1% to 15% of monthly base pay, with the Company matching contributions up to 4% of monthly base pay. Total expense under the plan amounted to $0.4 million, $0.1 million, $0.2 million and $0.2 million for the year ended December 31, 1996, the six months ended December 31, 1995, and the years ended June 30, 1995 and 1994, respectively.

(10) MAJOR CUSTOMERS

    The Company is not economically dependent on a limited number of customers for the sale of its product because gold commodity markets are well-established worldwide. During 1996, one customer accounted for more than 10% of total sales with $54.1 million or 82% of total sales to this customer. In the six months ended December 31, 1995 and the year ended June 30, 1995, one customer accounted for all of the total sales. For the year ended June 30, 1994, one customer accounted for more than 10% of total sales with $82.9 million or 93% of total sales to this customer. For the year ended December 31, 1996, the six months ended December 31, 1995 and the years ended June 30, 1995 and 1994, export sales were less than 10% of total sales.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(11) RELATED PARTY TRANSACTIONS

    The Company had an administrative services agreement with ChemFirst which was terminated in conjunction with the Spin-Off (see Note 1). Prior to agreement's termination, the Company reimbursed ChemFirst on a fee basis determined annually. Under this agreement, the Company reimbursed ChemFirst approximately $0.1 million, $0.2 million and $0.1 million for the six months ended December 31, 1995 and the years ended June 30, 1995 and 1994, respectively. Direct expenses incurred by ChemFirst on behalf of the Company were charged to the Company based on the actual costs incurred.

    For insurance premiums paid by ChemFirst on behalf of the Company, the Company reimbursed ChemFirst approximately $0.2 million, $0.3 million and $0.2 million for the six months ended December 31, 1995 and years ended June 30, 1995 and 1994, respectively.

    As discussed in Note 5, contemporaneously with the Spin-Off, the Company and ChemFirst executed a promissory note, upon which all promissory notes previously entered into between the two companies were canceled.

(12) SUPPLEMENTAL CASH FLOW INFORMATION

    Net cash provided by operating activities includes the following cash payments (in thousands):

                                                                                    SIX MONTHS         YEAR ENDED
                                                                     YEAR ENDED        ENDED            JUNE 30,
                                                                    DECEMBER 31,   DECEMBER 31,   --------------------
                                                                        1996           1995         1995       1994
                                                                    -------------  -------------  ---------  ---------
Interest, net of amounts capitalized (Note 5).....................    $    (448)     $      87    $      48  $     292
Income taxes paid to ChemFirst....................................    $  --          $  --        $  --      $   2,000

    Excluded from the statement of consolidated cash flows are the effects of certain non-cash transactions. In the year ended December 31, 1996, the six months ended December 31, 1995, and the years ended June 30, 1995 and 1994, interest payable in the amounts of $1.5 million, $3.0 million, $2.3 million and $1.5 million, respectively, were capitalized to the note payable to ChemFirst. In the six months ended December 31, 1995, $13.9 million of income taxes receivable from ChemFirst was offset against the note payable to ChemFirst. In the year ended June 30, 1994, $3.0 million of income taxes payable to ChemFirst was transferred to the note payable to ChemFirst.

    Capital lease obligations of $7.2 and $5.5 million were incurred to acquire equipment during the year ended December 31, 1996 and six months ended December 31, 1995, respectively.

(13) COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL OBLIGATIONS

    The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The Company cannot predict such future expenditures.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(13) COMMITMENTS AND CONTINGENCIES (CONTINUED)
INTERNAL REVENUE SERVICE TAX CLAIM

    In October 1996, the Internal Revenue Service ("IRS") filed a notice of deficiency, stating that the IRS is proceeding against ChemFirst and, thus the Company (see Note 7 regarding the Amended Tax Sharing Agreement between ChemFirst and the Company), for income taxes associated with ChemFirst's consolidated income tax returns filed in 1989 and 1990. The Company's share of the asserted deficiency, including interest, totals approximately $3.0 million. In response, ChemFirst and the Company filed a petition with the United States Tax Court in December 1996. The Company believes it has adequately reserved for this tax matter.

MAJOR CONTRACTS

    The Company has an agreement with an independent contractor who provides oxygen for the autoclave process in the mill. The agreement requires, among other things, that the Company must pay the independent contractor at a rate (subject to future adjustments for inflation) of approximately $0.2 million a month. The Company is also obligated to a termination fee if the contract is terminated prior to January 2004. The termination fee is $2.8 million in 1997 and decreases each year until reaching $0.4 million in 2004.

ROYALTIES

    The Company is obligated to pay a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties, recorded as operating costs, amounted to $1.5 million, $0.8 million, $1.5 million, and $1.9 million for the year ended December 31, 1996, the six months ended December 31, 1995 and years ended June 30, 1995, and 1994, respectively.

LETTER OF CREDIT

    At December 31, 1996, a $1.0 million unsecured letter of credit was outstanding for bonding of a reclamation plan. In January 1997, this letter of credit was increased to $4.5 million. This letter of credit reflects fair value as a condition of its underlying purpose and is subject to fees competitively determined in the market place.

(14) SUBSEQUENT EVENTS

    On February 14, 1997, the Board of Directors of the Company granted stock appreciation rights under the Company's 1996 LTIP with respect to 76,723 shares at a weighted average grant price of $8.2371 per share to certain executives and other employees of the Company. Compensation with respect to stock appreciation rights is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of the Company's Common Stock. Accordingly, the Company's future quarterly financial results will reflect additional compensation expense if the market price of the Common Stock increases from the preceding quarter or income if such market price decreases from the preceding quarter. Based on the market price of the Company's Common Stock on the date of grant, the Company would have recognized compensation expense of $2.6 million in the first quarter of 1997 had that quarter ended on such date.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(15) FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited selected quarterly financial information (amounts in thousands except per share amounts):

                                                                  YEAR ENDED DECEMBER 31, 1996
                                                -----------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                ---------------------------------------------------   YEAR ENDED
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                                -----------  ---------  -------------  ------------  ------------
Net sales.....................................   $  14,655   $  17,193    $  17,020     $   19,010    $   67,878
Gross loss....................................   $  (1,923)  $  (1,243)   $  (3,572)    $   (4,168)   $  (10,906)
Loss before income taxes......................   $  (2,603)  $  (2,021)   $  (4,218)    $   (5,980)   $  (14,822)
Net loss......................................   $  (1,733)  $  (2,021)   $  (4,218)    $   (5,980)   $  (13,952)
Loss per share................................   $   (0.07)  $   (0.08)   $   (0.16)    $    (0.23)   $    (0.54)

                                                                             SIX MONTHS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                           THREE MONTHS ENDED        SIX MONTHS
                                                                       ---------------------------     ENDED
                                                                       SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                                                       -------------  ------------  ------------
Net sales............................................................    $  17,605     $   16,820    $   34,425
Gross margin (loss)..................................................    $     666     $   (2,197)   $   (1,531)
Loss before income taxes.............................................    $  (1,659)    $   (4,252)   $   (5,911)
Net loss.............................................................    $  (1,234)    $   (3,793)   $   (5,027)
Loss per share.......................................................    $   (0.07)    $    (0.18)   $    (0.25)

                                                                     YEAR ENDED JUNE 30, 1995
                                                 -----------------------------------------------------------------
                                                                  THREE MONTHS ENDED
                                                 ----------------------------------------------------  YEAR ENDED
                                                 SEPTEMBER 30,  DECEMBER 31,   MARCH 31,    JUNE 30,    JUNE 30,
                                                 -------------  ------------  -----------  ----------  -----------
Net sales......................................    $  21,509     $   16,517    $  15,786   $   17,673   $  71,485
Gross margin (loss)............................    $   3,616     $   (1,349)   $   1,637   $   (2,194)  $   1,710
Income (loss) before income taxes..............    $     882     $   (2,767)   $     (39)  $  (16,005)  $ (17,929)
Net income (loss)..............................    $     507     $   (1,827)   $    (454)  $  (16,583)  $ (18,357)
Income (loss) per share........................    $    0.03     $    (0.10)   $   (0.03)  $    (0.91)  $   (1.01)

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1996 AND 1995

(15) FINANCIAL DATA (UNAUDITED) (CONTINUED)
    The following table sets forth unaudited Consolidated Statements of Operations for the year ended December 31, 1995 and the six months ended December 31, 1994 (amounts in thousands except per share amounts):

                                                                                                      SIX MONTHS
                                                                                        YEAR ENDED      ENDED
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1995          1994
                                                                                       ------------  ------------
Net sales............................................................................   $   67,884    $   38,026
Cost of sales........................................................................       69,972        35,759
                                                                                       ------------  ------------
  Gross margin.......................................................................       (2,088)        2,267
General and administrative expenses..................................................        3,531         1,182
Exploration expenses.................................................................        2,106         2,298
Abandonment and impairment of mineral properties.....................................       11,531        --
                                                                                       ------------  ------------
  Income (loss) from operations......................................................      (19,256)       (1,213)
Interest expense, net of capitalized interest........................................       (3,680)         (759)
Interest and other income............................................................          981            87
                                                                                       ------------  ------------
  Pre-tax income (loss)..............................................................      (21,955)       (1,885)
Income tax provision (benefit).......................................................          109          (565)
                                                                                       ------------  ------------
Net income (loss)....................................................................   $  (22,064)   $   (1,320)
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Income (loss) per common share.......................................................   $    (1.16)   $    (0.07)
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Weighted average number of shares outstanding........................................       19,035        18,122
                                                                                       ------------  ------------
                                                                                       ------------  ------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Company's directors and executive officers will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 1997 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning this item will be in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the 1997 annual meeting and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning this item will be in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the 1997 annual meeting and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning this item will be in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the 1997 annual meeting and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

    The Financial Statements which are filed with this Form 10-K are set forth in the Index to Financial Statements at page 29, which immediately precedes such financial statements. No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

EXHIBITS

    The following exhibits are, as indicated below, either filed herewith or have previously been filed with the Commission and are referred to and incorporated herein by reference to such filings.

3 (a)         --      Certificate of Incorporation, as amended. Incorporated by reference to Appendix D to the Company's definitive Proxy Statement dated May 3, 1996.
3 (b)         --      Bylaws of the Company, as amended. Incorporated by reference to Appendix E to the
                        Company's definitive Proxy Statement dated May 3, 1996.
4 (c)         --      Company Resoulutions authorizing the 1988-A Series Convertible Preferred Stock, effective July 13, 1988. Incorporated by reference to Exhibit 4(c) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

4 (d)         --      Company Resolutions authorizing the 1989-A Series Convertible Preferred Stock, effective August 9, 1989. Incorporated by reference to Exhibit 4(f) to the
                        Company's Annual Report on Form 10-K for the year ended June 30, 1989.
4 (e)         --      Company Resolutions authorizing the 1989-B Series Convertible Preferred Stock, effective November 2, 1989. Incorporated by reference to Exhibit 4.1 to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1989.
4 (f)         --      Company Resolutions authorizing the 1990-A Series Convertible Preferred Stock, effective August 8, 1990. Incorporated by reference to Exhibit 4(f) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
4 (g)         --      Company Resolutions authorizing the Company's 1990-B and 1990-C Series Convertible
                        Preferred Stock, effective November 1, 1990 and November 2, 1990, respectively.
                        August 14, 1991. Incorporated by reference to Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
4 (h)         --      Company Resolutions authorizing the 1991-A Series Convertible Preferred Stock, effective August 14, 1991. Incorporated by reference to Exhibit 4(h) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
4 (i)         --      Company Resolutions authorizing the 1991-B Series Convertible Preferred Stock, effective November 7, 1991. Incorporated by reference to Exhibit 4.1 to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1991.
4 (j)         --      Company Resolutions authorizing the 1992-A Series Convertible Preferred Stock, effective November 5, 1992. Incorporated by reference to Exhibit 4 to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1992.
4 (k)         --      Company Resolutions authorizing the 1993-A Series Convertible Preferred Stock, effective November 4, 1993. Incorporated by reference to Exhibit 4 to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1993.
4 (l)         --      Amended and Restated Rights Agreement between the Company and Harris Trust &
                        Savings Bank, dated as of December 31, 1996.
10 (a)        --      The Company's Amended and Restated Long-Term Incentive Plan, as amended November
                        14, 1992. Incorporated by reference to Exhibit 10(i) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1993.
10 (b)        --      Form of Termination Agreement between the Company and Richard F. Nanna.
                        Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on
                        Form 10-K for the fiscal year ended June 30, 1991.
10 (c)        --      Form of Addendum to Termination Agreement the Company and Richard F. Nanna.
                        Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on
                        Form 10-K for the fiscal year ended June 30, 1991.
10 (d)        --      Mine Operating Contract between FMG Inc. and N.A. Degerstrom, Inc. dated July 1,
                        1991. Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
10 (e)        --      Oxygen Supply Agreement, dated August 27, 1987, and Air Rights Lease Agreement, dated as of August 27, 1987. Incorporated by reference to Exhibit 10(j) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
10 (f)        --      Amendment to Administrative Service Agreement between ChemFirst and the Company dated August 29, 1995. Incorporated by reference to Exhibit 10(cc) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

10 (g)        --      Form of Termination Agreement between the Company and G.W. Thompson, Donald S.
                        Robson, R. David Russell and Donald O. Miller (Company's Termination Agreement
                        with each such individual contains identical provisions to those contained in the form). Incorporated by reference to Exhibit 10(dd) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1995.
10 (h)        --      Promissory Note by the Company in favor of ChemFirst dated February 1, 1995.
                        Incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on
                        Form 10-K for the fiscal year ended June 30, 1995.
10 (i)        --      Restricted Stock Award Agreement between the Company and G.W. Thompson dated
                        August 22, 1994. Incorporated by reference to Exhibit 10(ff) to the Company's
                        Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
10 (j)        --      Post Spin-Off Agreement dated as of September 24, 1995, by and between ChemFirst and the Company. Incorporated by reference to 10(a) to the Company's Report on
                        Form 8-K dated September 24, 1995.
10 (k)        --      Tax Ruling Agreement dated as of September 24, 1995, by and between ChemFirst and the Company. Incorporated by reference to Exhibit 10(b) to the Company's Report on Form 8-K dated September 24, 1995.
10 (l)        --      Loan Agreement dated September 24, 1995, by and between ChemFirst and the Company.
                        Incorporated by reference to Exhibit 10(c) to the Company's Report on Form 8-K
                        dated September 24, 1995.
10 (m)        --      Amended Tax Sharing Agreement dated as of September 24, 1995, by and between
                        ChemFirst and the Company. Incorporated by reference to Exhibit 10(d) to the
                        Company's Report on Form 8-K dated September 24, 1995.
10 (n)        --      Loan Agreement dated as of September 24, 1995 by and between The Toronto-Dominion
                        Bank and the Company. Incorporated by reference to Exhibit 10(cc) to the
                        Company's Annual Report on Form 10-K for the six months ended December 31, 1995.
10 (o)        --      Turquoise Ridge Shaft No. 1 Construction contract between Thyssen Mining and the
                        Company dated January 2, 1996. Incorporated by reference to Exhibit 10(a) to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10 (p)        --      Turquoise Ridge Shaft No. 2 Construction contract between Thyssen Mining and the
                        Company dated May 1, 1996. Incorporated by reference to Exhibit 10(b) to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10 (q)        --      1996 Stock Option Plan for Outside Directors. Incorporated by reference to Exhibit
                        4(a) to the Company's Registration Statement on Form S-8 dated February 19,
                        1997.
10 (r)        --      1996 Long Term Equity Incentive Plan. Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 dated February 19, 1997.
21.                   List of subsidiaries of the Company.
23.A                  Consent of KPMG Peat Marwick LLP.
23.B                  Consent of KPMG Peat Marwick LLP.
27.                   Financial Data Schedule.

REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GETCHELL GOLD CORPORATION

Date: March 10, 1997            By:              /s/ G.W. THOMPSON
                                     -----------------------------------------
                                              G.W. Thompson, PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
      /s/ G. W. THOMPSON          Executive Officer
------------------------------    (Principal Executive        March 10, 1997
        G. W. Thompson            Officer) and Director

                                Vice President and Chief
     /s/ DONALD S. ROBSON         Financial Officer
------------------------------    (Principal Financial        March 10, 1997
       Donald S. Robson           Officer)

     /s/ ROGER D. PALMER
------------------------------  Controller (Principal         March 10, 1997
       Roger D. Palmer            Accounting Officer)

    /s/ J. KELLEY WILLIAMS
------------------------------  Director and Chairman of      March 10, 1997
      J. Kelley Williams          the Board of Directors

     /s/ WALTER A. DREXEL
------------------------------  Director                      March 10, 1997
       Walter A. Drexel

     /s/ ROBERT C. HORTON
------------------------------  Director                      March 10, 1997
       Robert C. Horton

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ PETE INGERSOLL
------------------------------  Director                      March 10, 1997
        Pete Ingersoll

       /s/ JOHN RACICH
------------------------------  Director                      March 10, 1997
         John Racich

  /s/ CHARLIE E. STOTT, JR.
------------------------------  Director                      March 10, 1997
    Charlie E. Stott, Jr.

  /s/ R. MICHAEL SUMMERFORD
------------------------------  Director                      March 10, 1997
    R. Michael Summerford

      /s/ ALLEN WINTERS
------------------------------  Director                      March 10, 1997
        Allen Winters

     /s/ ROBERT L. ZERGA
------------------------------  Director                      March 10, 1997
       Robert L. Zerga

                                 EXHIBIT INDEX

3 (a)         --      Certificate of Incorporation, as amended. Incorporated by reference to Appendix D to the Company's definitive Proxy Statement dated May 3, 1996.
3 (b)         --      Bylaws of the Company, as amended. Incorporated by reference to Appendix E to the
                        Company's definitive Proxy Statement dated May 3, 1996.
4 (c)         --      Company Resoulutions authorizing the 1988-A Series Convertible Preferred Stock, effective July 13, 1988. Incorporated by reference to Exhibit 4(c) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.
4 (d)         --      Company Resolutions authorizing the 1989-A Series Convertible Preferred Stock, effective August 9, 1989. Incorporated by reference to Exhibit 4(f) to the
                        Company's Annual Report on Form 10-K for the year ended June 30, 1989.
4 (e)         --      Company Resolutions authorizing the 1989-B Series Convertible Preferred Stock, effective November 2, 1989. Incorporated by reference to Exhibit 4.1 to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1989.
4 (f)         --      Company Resolutions authorizing the 1990-A Series Convertible Preferred Stock, effective August 8, 1990. Incorporated by reference to Exhibit 4(f) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
4 (g)         --      Company Resolutions authorizing the Company's 1990-B and 1990-C Series Convertible
                        Preferred Stock, effective November 1, 1990 and November 2, 1990, respectively.
                        August 14, 1991. Incorporated by reference to Exhibit 4.1 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
4 (h)         --      Company Resolutions authorizing the 1991-A Series Convertible Preferred Stock, effective August 14, 1991. Incorporated by reference to Exhibit 4(h) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
4 (i)         --      Company Resolutions authorizing the 1991-B Series Convertible Preferred Stock, effective November 7, 1991. Incorporated by reference to Exhibit 4.1 to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1991.
4 (j)         --      Company Resolutions authorizing the 1992-A Series Convertible Preferred Stock, effective November 5, 1992. Incorporated by reference to Exhibit 4 to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1992.
4 (k)         --      Company Resolutions authorizing the 1993-A Series Convertible Preferred Stock, effective November 4, 1993. Incorporated by reference to Exhibit 4 to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                        1993.
4 (l)         --      Amended and Restated Rights Agreement between the Company and Harris Trust &
                        Savings Bank, dated as of December 31, 1996.
10 (a)        --      The Company's Amended and Restated Long-Term Incentive Plan, as amended November
                        14, 1992. Incorporated by reference to Exhibit 10(i) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1993.
10 (b)        --      Form of Termination Agreement between the Company and Richard F. Nanna.
                        Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on
                        Form 10-K for the fiscal year ended June 30, 1991.
10 (c)        --      Form of Addendum to Termination Agreement the Company and Richard F. Nanna.
                        Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on
                        Form 10-K for the fiscal year ended June 30, 1991.
10 (d)        --      Mine Operating Contract between FMG Inc. and N.A. Degerstrom, Inc. dated July 1,
                        1991. Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

10 (e)        --      Oxygen Supply Agreement, dated August 27, 1987, and Air Rights Lease Agreement, dated as of August 27, 1987. Incorporated by reference to Exhibit 10(j) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
10 (f)        --      Amendment to Administrative Service Agreement between ChemFirst and the Company dated August 29, 1995. Incorporated by reference to Exhibit 10(cc) to the
                        Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
10 (g)        --      Form of Termination Agreement between the Company and G.W. Thompson, Donald S.
                        Robson, R. David Russell and Donald O. Miller (Company's Termination Agreement
                        with each such individual contains identical provisions to those contained in the form). Incorporated by reference to Exhibit 10(dd) to the Company's Annual
                        Report on Form 10-K for the fiscal year ended June 30, 1995.
10 (h)        --      Promissory Note by the Company in favor of ChemFirst dated February 1, 1995.
                        Incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on
                        Form 10-K for the fiscal year ended June 30, 1995.
10 (i)        --      Restricted Stock Award Agreement between the Company and G.W. Thompson dated
                        August 22, 1994. Incorporated by reference to Exhibit 10(ff) to the Company's
                        Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
10 (j)        --      Post Spin-Off Agreement dated as of September 24, 1995, by and between ChemFirst and the Company. Incorporated by reference to 10(a) to the Company's Report on
                        Form 8-K dated September 24, 1995.
10 (k)        --      Tax Ruling Agreement dated as of September 24, 1995, by and between ChemFirst and the Company. Incorporated by reference to Exhibit 10(b) to the Company's Report on Form 8-K dated September 24, 1995.
10 (l)        --      Loan Agreement dated September 24, 1995, by and between ChemFirst and the Company.
                        Incorporated by reference to Exhibit 10(c) to the Company's Report on Form 8-K
                        dated September 24, 1995.
10 (m)        --      Amended Tax Sharing Agreement dated as of September 24, 1995, by and between
                        ChemFirst and the Company. Incorporated by reference to Exhibit 10(d) to the
                        Company's Report on Form 8-K dated September 24, 1995.
10 (n)        --      Loan Agreement dated as of September 24, 1995 by and between The Toronto-Dominion
                        Bank and the Company. Incorporated by reference to Exhibit 10(cc) to the
                        Company's Annual Report on Form 10-K for the six months ended December 31, 1995.
10 (o)        --      Turquoise Ridge Shaft No. 1 Construction contract between Thyssen Mining and the
                        Company dated January 2, 1996. Incorporated by reference to Exhibit 10(a) to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10 (p)        --      Turquoise Ridge Shaft No. 2 Construction contract between Thyssen Mining and the
                        Company dated May 1, 1996. Incorporated by reference to Exhibit 10(b) to the
                        Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10 (q)        --      1996 Stock Option Plan for Outside Directors. Incorporated by reference to Exhibit
                        4(a) to the Company's Registration Statement on Form S-8 dated February 19,
                        1997.
10 (r)        --      1996 Long Term Equity Incentive Plan. Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8 dated February 19, 1997.
21.                   List of subsidiaries of the Company.
23.A                  Consent of KPMG Peat Marwick LLP.
23.B                  Consent of KPMG Peat Marwick LLP.
27.                   Financial Data Schedule.