Form 10-K405/A
period 1996-12-31
GETCHELL GOLD CORP
filed 1997-03-24
CIK 824590

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A-1

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

                                GETCHELL GOLD CORPORATION

Date: March 21, 1997            By:              /s/ G.W. THOMPSON
                                     -----------------------------------------
                                              G.W. Thompson, PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
      /s/ G. W. THOMPSON          Executive Officer
------------------------------    (Principal Executive        March 21, 1997
        G. W. Thompson            Officer) and Director

                                Vice President and Chief
     /s/ DONALD S. ROBSON         Financial Officer
------------------------------    (Principal Financial        March 21, 1997
       Donald S. Robson           Officer)

     /s/ ROGER D. PALMER
------------------------------  Controller (Principal         March 21, 1997
       Roger D. Palmer            Accounting Officer)

    /s/ J. KELLEY WILLIAMS
------------------------------  Director and Chairman of      March 21, 1997
      J. Kelley Williams          the Board of Directors

     /s/ WALTER A. DREXEL
------------------------------  Director                      March 21, 1997
       Walter A. Drexel

     /s/ ROBERT C. HORTON
------------------------------  Director                      March 21, 1997
       Robert C. Horton

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ PETE INGERSOLL
------------------------------  Director                      March 21, 1997
        Pete Ingersoll

       /s/ JOHN RACICH
------------------------------  Director                      March 21, 1997
         John Racich

  /s/ CHARLIE E. STOTT, JR.
------------------------------  Director                      March 21, 1997
    Charlie E. Stott, Jr.

  /s/ R. MICHAEL SUMMERFORD
------------------------------  Director                      March 21, 1997
    R. Michael Summerford

      /s/ ALLEN WINTERS
------------------------------  Director                      March 21, 1997
        Allen Winters

     /s/ ROBERT L. ZERGA
------------------------------  Director                      March 21, 1997
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