Form 10-Q
period 1997-03-31
GETCHELL GOLD CORP
filed 1997-04-30
CIK 824590

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the quarterly period ended March 31, 1997

                                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
For the transition period from ________ to ___________

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

                                 Not applicable
     (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                              Outstanding
Common Stock, par value $0.0001                    26,771,871 on April 28, 1997

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      1997         1996
                                                    -------      -------
Net sales                                           $14,862      $14,655
Cost of sales                                        19,811       16,578
                                                    -------      -------
     Gross loss                                       4,949        1,923
General and administrative expenses                   3,120        1,218
Exploration expenses                                    572          852
                                                    -------      -------
     Loss from operations                             8,641        3,993
Interest expense, net of capitalized interest          (221)        (233)
Interest and other income                               883        1,623
                                                    -------      -------
      Loss before income taxes                        7,979        2,603
Income tax benefit                                        -         (870)
                                                    -------      -------
     Net loss                                       $ 7,979      $ 1,733
                                                    =======      =======

Loss per common share                               $  0.31      $  0.07
                                                    =======      =======

Weighted average number of shares outstanding        25,935       25,679
                                                    =======      =======

     The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                      March            December
                                                    31, 1997           31, 1996
                                                    --------           ---------
                                     ASSETS
Current assets:
    Cash and cash equivalents                       $ 96,461           $ 64,130
    Accounts receivable:
         Trade                                         3,019              2,478
         Employee                                        177                171
         Other                                            24                315
                                                    --------           --------
              Total accounts receivable                3,220              2,964
                                                    --------           --------
    Inventories:
         Ore and ore in process                        2,564              1,816
         Materials and supplies                        7,932              8,676
                                                    --------           --------
              Total inventories                       10,496             10,492
                                                    --------           --------
    Deferred hedging gains, net                            -                362
    Prepaid expenses                                     698              1,098
                                                    --------           --------
              Total current assets                   110,875             79,046

Property, plant and equipment, net                   137,997            129,762
                                                    --------           --------
              Total assets                          $248,872           $208,808
                                                    ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                $  5,516           $  8,378
    Accrued expenses                                   2,199              1,740
    Deferred revenues                                    161                  -
    Current portion of capital lease obligations       1,847              1,753
    Stock Appreciation Rights liability                2,463                  -
                                                    --------           --------
              Total current liabilities               12,186             11,871

Long-term debt, principally ChemFirst Inc.            25,324             25,336
Capital lease obligations, less current installments   8,534              9,092
Deferred income taxes                                  7,741              7,741
Reclamation liabilities                                2,747              2,694
Other liabilities                                      1,406                852
                                                    --------           --------
              Total liabilities                       57,938             57,586
                                                    --------           --------
Stockholders' equity :
   Preferred stock, par value $0.0001;
       10,000,000 shares authorized; none issued           -                  -
   Common stock, par value $0.0001;
       50,000,000 shares authorized; issued and
       outstanding 26,771,871 at March 31, 1997
       and 25,765,871 at December 31, 1996                 3                  3
   Contributed and paid-in capital                   220,571            172,879
   Accumulated deficit                               (29,640)           (21,660)
                                                    --------           --------
              Total stockholders' equity             190,934            151,222
                                                    --------           --------
              Total liabilities and
                stockholders' equity                $248,872           $208,808
                                                    ========           ========

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1997        1996
                                                           -------     --------
Cash flows from operating activities:
     Net loss                                              $(7,979)    $ (1,733)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation, depletion and amortization           2,356        1,720
          Deferred income taxes                                  -         (870)
          Deferred hedging gain, net                           362          478
          Deferred revenues                                    161            -
          Other                                                  -            7
          Net change in operating assets and liabilities:
               Accounts receivable                            (256)         572
               Inventories                                      (4)        (712)
               Prepaid expenses                                400          168
               Accounts payable                             (2,650)      (1,385)
               Accrued expenses                                459         (446)
               Stock Appreciation Rights liability           2,463            -
               Other liabilities                               607           52
                                                          --------     --------
                    Cash used in operating activities       (4,081)      (2,149)
                                                          --------     --------

Cash flows from investing activities-                     --------     --------
     Additions to property, plant and mine development     (10,803)      (8,812)
                                                          --------     --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                 47,679          320
     Proceeds from long-term debt                                -           31
     Principal payments under capital lease obligation        (464)        (139)
                                                          --------     --------
                    Cash provided by financing activities   47,215          212
                                                          --------     --------
Net increase (decrease) in cash and cash equivalents        32,331      (10,749)
Cash and cash equivalents at beginning of period            64,130      114,633
                                                          --------     --------
Cash and cash equivalents at end of period                $ 96,461     $103,884
                                                          ========     ========

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

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

     In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of Getchell Gold Corporation (the "Company") on Form 10-K for the year ended December 31, 1996.

     Certain prior year amounts have been reclassified to conform with the current year presentation.


(2)  $50 MILLION PUBLIC EQUITY OFFERING

     On March 17, 1997, the Company completed an equity offering of 1,000,000 common shares which resulted in net proceeds to the Company of $47.7 million after offering costs and expenses of $2.3 million. Net proceeds of the offering will be used for the continued development of the Turquoise Ridge mine, for exploration on the Getchell property and for general corporate purposes.


(3)  HEDGING ACTIVITIES AND COMMITMENTS

     Precious metals contracts consist of spot deferred and call option contracts. The Company uses these contracts to protect earnings and cash flows from the impact of short-term drops in gold price. Risk of loss arises from the possible inability of the counterparty to fulfill its obligations under the contracts and from changes in the Company's potential ability to deliver gold, although nonperformance by any party to the contract is not anticipated.

     At March 31, 1997, the Company's outstanding spot deferred contracts were for 110,000 ounces at an average price of $392 per ounce. Of these contracts, 50,000 ounces were for delivery in 1997 at a weighted average price of $399 and 60,000 ounces were for delivery in

1998 at a weighted average price of $385. Based on the market price of gold at March 31, 1997, the unrealized gains on the spot deferred contracts were $1.9 million.

     Deferred revenue includes premiums received for call options sold. The deferred amounts are recognized in income when the option expires or the related transaction occurs. At March 31, 1997, the Company's outstanding call option contracts were for 75,000 ounces of gold at a weighted average price of $375 per ounce and 100,000 ounces of silver at a weighted average price of $5.50 per ounce. All call option contracts expire prior to November 1997.


(4)  PROPERTY, PLANT AND EQUIPMENT (In thousands)

                                                             At           At
                                                           March       December
                                                          31, 1997     31, 1996
                                                          --------     --------
Land and land improvements                                $  9,524     $  9,524
Buildings and equipment                                    117,174      115,550
Mine development                                            42,429       38,757
Construction-in-progress                                    54,211       48,916
                                                          --------     --------
    Total property, plant and equipment                    223,338      212,747
Accumulated depreciation, depletion and amortization       (85,341)     (82,985)
                                                          --------     --------
         Net property, plant and equipment                $137,997     $129,762
                                                          ========     ========

     Depreciation and depletion expense was $2.4 million and $1.7 million for the three months ended March 31, 1997 and 1996, respectively.

     Capitalized interest was $0.4 million and $0.2 million for the three months ended March 31, 1997 and 1996, respectively.


(5)  EMPLOYEE BENEFITS

     On February 14, 1997, the Compensation, Human Resource and Director Affairs Committee of the Board of Directors of the Company granted stock appreciation rights ("SARS") under the Company's 1996 Long Term Equity Incentive Plan with respect to 75,983 shares at a weighted average option price of $8.32 per share to certain executives and other employees of the Company. Compensation with respect to SARS is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of the Company's Common Stock. Based on the $40.625 market price of the Company's Common Stock at March 31, 1997, the Company recognized compensation expense of $2.5 million, or $0.10 per share, in the first quarter 1997. Of the $2.5 million, $1.6 million was charged to general and administrative costs, $0.6 million was charged to cost of sales and $0.3 million was charged to exploration. The Company's future quarterly results will reflect only compensation expense or income with respect to these SARS based on the change in the market price of the Common Stock as compared to the market price at the end of the preceding quarter.


(6)  SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash provided by operating activities includes the following cash payments (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                      1997            1996
                                                   -----------     -----------
Interest, net of amounts capitalized               $     (163)     $      (74)
Income taxes paid                                  $         -     $         -


(7)  COMMITMENTS AND CONTINGENCIES

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

Internal  Revenue  Service Tax Claim
     In October 1996, the Internal Revenue Service ("IRS") filed a notice of deficiency, stating that the IRS is proceeding against the Company's former Parent Company, ChemFirst Inc. ("ChemFirst") and, thus the Company (see Note 7 to Item 8 - "Financial Statements and Supplementary Data" as found in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 regarding the Amended Tax Sharing Agreement between ChemFirst and the Company), for income taxes associated with ChemFirst's consolidated income tax returns filed in 1989 and 1990. The Company's share of the asserted deficiency, including interest, totals approximately $4.5 million. In response, ChemFirst and the Company filed a petition with the United States Tax Court in December 1996. The Company believes it has adequately reserved for this tax matter.

Major Contracts
     The Company has an agreement with an independent contractor who provides oxygen for the autoclave process in the mill. The agreement requires, among other things, that the Company must pay the independent contractor at a rate (subject to future adjustments for inflation) of approximately $0.2 million a month. The Company is also obligated to pay a termination fee if the contract were to be terminated prior to January 2004. The termination fee is $2.8 million in 1997 and decreases each year until reaching $0.4 million in 2004.

Royalties
     The Company is obligated to pay a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties, recorded as operating costs, amounted to $0.1 million and $0.4 million in the three months ended March 31, 1997 and 1996, respectively.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Introduction
     The information set forth in this discussion and analysis includes both historical information and "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other operations of the Company, the Company's actual financial condition, operating results and business prospects may differ materially from that projected or estimated by the Company in forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in "Risk Factors" below.


Results of Operations
     Results for the quarter ended March 31, 1997 were a loss of $8.0 million or $0.31 per share versus a loss of $1.7 million or $0.07 per share for the quarter ended March 31, 1996. The 1997 results reflected higher costs of sales related to an increased scope of operations, a new benefit plan expense and production problems at the Getchell Underground mine, including a fatality and flooding. Also, higher corporate general and administrative costs along with lower interest income and tax benefit compounded this higher loss for the 1997 quarter. The following table highlights sales and production information for the quarters ended March 31, 1997 and 1996:
                                                     Three Months Ended
                                                          March 31,
                                              ---------------------------------
                                                   1997                1996
                                              -------------      --------------
Ounces sold                                       37,729              37,217
Average realized price per ounce                   $394                $394
Average market price per ounce                     $349                $403
Cash cost per ounce                                $462                $398
Total cost per ounce                               $525                $445
Ore milled                                       270,245             268,225
Underground ore milled                           104,162              88,611

     Sales revenues for the 1997 first quarter were essentially unchanged from the 1996 first quarter. During the first quarter of 1997 gold sales were 37,729 ounces compared to 37,217 ounces in the first quarter of 1996, both at an average realized price of $394 per ounce. The Company hedged a portion of its production which resulted in a higher realized price than the average market price of $349 per ounce in the 1997 first quarter and a lower realized price than the average market price of $403 per ounce in the 1996 first quarter. Initial revenue from the Turquoise Ridge mine development ore, expected no earlier than the fourth quarter of 1997, will be offset against the capital costs of the Turquoise Ridge project until the Turquoise Ridge mine is declared to be in commercial production, which is expected no earlier than the second half of 1998.

     On February 14, 1997, the Compensation, Human Resource and Director Affairs Committee of the Board of Directors of the Company granted stock appreciation rights ("SARS") under the Company's 1996 Long Term Equity Incentive Plan with respect to 75,983 shares at a weighted average option price of $8.32 per share to certain executives and other employees of the Company. Compensation with respect to SARS is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of the Company's Common Stock. Based on the $40.625 market price of the Company's Common Stock at March 31, 1997, the Company recognized compensation expense of $2.5 million, or $0.10 per share, in the first quarter 1997. Of the $2.5 million, $1.6 million was charged to general and administrative costs, $0.6 million was charged to minesite administrative costs included in cost of sales and $0.3 million was charged to exploration. The Company's future quarterly results will reflect only compensation expense or income with respect to these SARS based on the change in the market price of the Common Stock as compared to the market price at the end of the preceding quarter.

     Cost of sales was $19.8 million in the 1997 first quarter, up from $16.6 million in the 1996 first quarter and cash costs per ounce produced were $462 and $398 for the 1997 and 1996 first quarters, respectively. The increases in the cost of sales and the cash costs per ounce in the 1997 first quarter over the 1996 first quarter were fundamentally due to the increased scope of mining activities at the Getchell Property although there was no related increase in gold production. Production was hampered in the first quarter of 1997 due to rain induced flooding around the Getchell Underground minesite in January and productivity was reduced in January and February due to a fatality. Higher mining, milling and minesite administrative costs contributed to the higher cash cost of sales in the first quarter of 1997 as compared to the same quarter a year ago. Increases of $0.8 million in mining costs related primarily to increases in productive capacity while $0.9 million in higher milling costs were primarily due to higher reagent costs. Higher minesite administrative cost of $1.3 million were primarily due to the costs associated with the SARS as well as higher payroll costs due to an increase in the number of administrative employees required to support the expansion of the Getchell Underground mine and construction of the Turquoise Ridge mine. Higher depreciation expense of $0.5 million in the first quarter of 1997 compared to the first quarter of 1996 reflected the addition of assets throughout 1996.

     General and administrative costs were $3.1 million in the first quarter of 1997 versus $1.2 million in the first quarter of 1996. The increase in the 1997 first quarter expense over the expense in the first quarter of 1996 was primarily due to the SARS expense for certain corporate executives and employees.

     Exploration expenses totaled $0.6 million in the first quarter of 1997, down from $0.9 million in the first quarter of 1996. The lower exploration expenses in the 1997 period reflect the Company's exploration focus on the Turquoise Ridge project for which drilling expenditures are capitalized.

     Net interest expense was $0.2 million in the both the first quarter of 1997 and 1996. With higher capitalized expenditures relating to the Turquoise Ridge project during the 1997 first quarter, capitalized interest was $0.4 million in the first quarter of 1997 compared to $0.2 million in the first quarter of 1996.

     Interest and other income of $0.9 million in the first quarter of 1997 was lower than the $1.6 million in the first quarter of 1996 due to lower cash and cash equivalent balances throughout the first quarter of 1997.

     A $0.9 million tax benefit was recognized on the pretax loss in the first quarter of 1996 with no additional benefits taken subsequent to the first quarter of 1996. Based upon tax planning strategies and estimates of future operations, the Company anticipates being subject to the alternative minimum tax in the future. As such, it is more likely than not that the Company will be unable to realize the benefit of Federal net operating loss carryforwards.


Liquidity and Capital Resources
     During the first quarter of 1997, the Company consumed $4.1 million of cash in operations and $10.8 million in capital expenditures. These capital expenditures included $5.9 million on the Turquoise Ridge mine development, $3.2 million on the Getchell Underground mine, $0.7 million on the mill, $0.7 million on development drilling and $0.3 million on other items. On the Turquoise Ridge mine construction, sinking of the ventilation shaft had progressed at March 31, 1997 to a depth of 1,116 feet. The production hoist and head frame were completed during the fourth quarter of 1996 at the production shaft, and shaft sinking had reached a depth of 395 feet by March 31, 1997. All surface hoisting and support facilities are completed. Total expenditures on the Turquoise Ridge mine construction through March 31, 1997 are $39 million, with an estimated $50 million more to be spent to complete, although there can be no assurance that actual expenditures will not differ materially from this amount.

     In March 1997, the Company completed an equity offering of 1,000,000 shares of Common Stock which resulted in net proceeds to the Company of $47.7 million. As of March 31, 1997, cash and cash equivalents were $96.5 million.

     Approximately $70 million is expected to be spent on capital projects in 1997, including the Turquoise Ridge mine as discussed, modifications to the mill, the Getchell Underground mine development, equipment and development drilling, although there can be no assurance that actual expenditures will not differ materially from this amount. The Company plans on financing these capital development projects and its operations from the existing cash and cash equivalents. Any shortfalls in funds required to meet these needs may be supplemented by additional funds raised through borrowings or securities offerings. The recoverability of the

Turquoise Ridge assets and completion of the underground mine is dependent on the Company's ability to raise sufficient funds to complete the construction. There can be no assurance that funding will be available on favorable terms, if at all.

     The principal balance of the Company's promissory note with ChemFirst was $25.3 million at March 31, 1997. The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate for a period selected by the Company, plus an applicable margin based on the Company's leverage ratio. The interest rate was 6-5/32% at March 31, 1997. Since the inception of the promissory note, interest has been capitalized to the note at the end of each interest period.


Risk Factors
     Readers should carefully consider the risk factors set forth below, as well as all information included in this document and the Annual Report of the Company on Form 10-K for the year ended December 31, 1996 and the documents incorporated by reference therein.

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

     The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

                                                      Price Per Ounce
                                           ------------------------------------
  Calendar Year                               High         Low        Average
----------------------------------------   ---------    --------  -------------
1987....................................   $     500    $    390    $     446
1988....................................   $     484    $    395    $     437
1989....................................   $     416    $    356    $     381
1990....................................   $     424    $    346    $     383
1991....................................   $     403    $    344    $     362
1992....................................   $     360    $    330    $     344
1993....................................   $     406    $    326    $     360
1994....................................   $     396    $    370    $     384
1995....................................   $     396    $    372    $     384
1996....................................   $     415    $    367    $     387
1997 (through April 28).................   $     367    $    338    $     350

     The London P.M. Fix on April 28, 1997, was $340 per ounce.

Continuing Losses
     The Company reported a net loss of $8.0 million for the three months ended March 31, 1997, $14.0 million for the year ended December 31, 1996, $5.0 million for the six months ended December 31, 1995 and $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses until higher grade ore from Turquoise Ridge or other sources is produced. There can be no assurance that such higher grade ores will be obtained by the Company.

Funds Needed for Development of Turquoise Ridge
     If there are any shortfalls in funds required to meet the needs for the development of Turquoise Ridge, they may be supplemented by additional funds raised through borrowings or securities offerings. The recoverability of the Turquoise Ridge assets and completion of the underground mine at Turquoise Ridge is dependent on the Company's ability to raise sufficient funds to complete the construction. There can be no assurance that funding will be available on favorable terms, if at all.

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

Certain Turquoise Ridge Mine Risks
     The Turquoise Ridge mine involves numerous risks. These include the following:

Capital Requirements. Expenditures required to advance the Turquoise Ridge mine to the point of a production test are large, particularly since the Company has decided to proceed with shaft systems capable of being used in full-scale production in order to save time and money should trial mining be confirmed as viable. Thus, to a large extent, expenditures which would usually be supported by a feasibility study will depend on the data in-hand and assumptions made in the Company's mine plans with an attendant higher level of uncertainty. See "-Funds Needed for Development of Turquoise Ridge."

Reserves. There can be no assurance that the probable reserves set forth in reserve reports by MRDI and MDA for Turquoise Ridge and Shaft Zone will actually be mined and milled on an economic basis, if at all. The MDA and MRDI reports are based upon many assumptions, some or all of which may not prove to be accurate. The failure of any such assumptions to prove accurate may alter the conclusions of MDA's and/or MRDI's report on reserves and may have a material adverse affect on the Company. The resource and reserve estimates were prepared using geological and engineering judgment based on available data. In the absence of underground development, such estimates must be regarded as imprecise and some of the assumptions made may later prove to be incorrect or unreliable. The grade distribution at Turquoise Ridge is between 0.2 to 0.6 ounces per ton. Small changes in cutoff grade can cause large shifts in the reserves. If dilution and/or mining costs related to poor ground conditions are higher than expected, the reserves could be substantially reduced, resulting in a shortening of mine life and a reduced or negative cash flow.

Dilution. The tonnage and grade of the mill feed material was estimated by applying dilution factors to certain resource data. The dilution agents are backfill, waste from the back of overcut crosscuts and drifts, and from the walls. In the case of the latter two, MRDI assumed that there would be an average of one foot of back and wall dilution. MDA used approximately 15% dilution and 95% recovery of the mineable reserve. If this dilution increases, there will be corresponding negative effects on the tonnage and grade to mill. This risk is related to the irregular configuration of the ore body which, even with the tight cut-and-fill stoping method used, could make achievement of the assumed dilution impossible to achieve in practice.

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

Mining Costs. As part of the project risk assessment, sensitivities were run on various mining costs. Due to uncertainties about actual ground conditions and productivities, these costs are only predictable within a broad range and the predictions may not be valid. Therefore, actual mining costs may have a material adverse effect on the viability of the Turquoise Ridge project and on the Company.

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

Hedging Activities
     The Company currently uses spot deferred contracts to protect earnings and cash flows from the impact of short-term drops in gold prices. These transactions have been designated as hedges of the price of future production and are accounted for as such.

     Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold, on an established future date and at an agreed upon price. The established forward price is equal to the current spot gold price on the day the agreement is signed plus "contango." Contango is equal to the difference between the prevailing market interest rate for cash deposits less the gold lease rate, for comparable periods. The contango rate was 4.5% per annum for one-month to twelve-month periods at March 31, 1997.

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

     At March 31, 1997, the Company's outstanding hedge contracts were for 110,000 ounces at an average price of $392 per ounce. Of these contracts, 50,000 ounces are for delivery in 1997 at an average price of $399 and 60,000 ounces are for delivery in 1998 at an average price of $385. Risk of loss from these forward sales agreements arises from the possible inability of a counterparty to honor contracts and from changes in the Company's potential ability to deliver gold.

     The Company's accounting treatment for hedging is outlined in Notes 2 and 3 to Item 8 - "Financial Statements and Supplementary Data" as found in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

         On January 15, 1997, a mine site accident involving a mining vehicle resulted in the death of a Company employee. As required by Federal law, MSHA officials have investigated the nature and cause of the accident. MSHA has notified the Company that as a result of the investigation, the Company will likely be subject to maximum civil penalties of $350,000 and a further MSHA investigation, which is scheduled for May 1997. The ultimate outcome of the May 1997 MSHA investigation is uncertain and the Company is unable to estimate if further penalties will result. While management of the Company believes that the results of the investigation will not have a materially adverse impact on the financial position, operating results or liquidity of the Company, no assurance can be given that this investigation will not have such effects.

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

 Potential Legislation. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended (the "General Mining Law"), to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. This moratorium should not affect the status of the patent applications made by the Company under the General Mining Law before the moratorium was imposed. Also, since

1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of March 31, 1997, no such bills have been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new Federal reclamation, environmental control and other restoration requirements. Royalty proposals have ranged from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. It is anticipated that similar legislation will again be introduced in 1997. If enacted, such legislation could substantially impair the ability of companies to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known, and the potential impact on the Company as a result of future Congressional action is difficult or impossible to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Disposal of overburden and mineral processing wastes by the Company occur on both private and federal lands. Exploration activities occur on both private and federal lands. Other legislative initiatives regarding environmental laws potentially applicable to mining include proposals to substantially alter CERCLA, the Clean Water Act, Safe Drinking Water Act, Endangered Species Act and bills which introduce additional protection of wetlands. Adverse developments and operating requirements in these acts could impair the ability of the Company as well as others to develop mineral resources. Revisions to current versions of these bills could occur prior to passage. Thus, the potential impact on the Company of such legislative initiatives is not clear at this time.

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

         In accordance with the State of Nevada Division of Environmental Protection ("NDEP"), the Company has posted a bond of $4.5 million to cover the costs for reclamation of the Getchell Property. As of March 31, 1997, the total estimated restoration costs for the Getchell Property were $5.5 million, of which the Company had accrued $2.7 million. The amount of total estimated restoration costs has increased over time due to more stringent regulation requirements and expanded mining activities and additional increases may occur in the future for the same reasons. The Company has begun reclamation of surface mining disturbances and anticipates an ongoing program of reclamation over the next several years. Activities have included regrading, revegetation and soil stabilization. This includes restoration activities for which bonding must be provided and other restoration costs not included in bonding calculations.

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

Title to Properties
         Certain of the Company's mineral rights consist of unpatented mining claims. Unpatented mining claims are unique property interests that are generally considered to be subject to greater title risk than other real property interests. The greater title risk results from unpatented mining claims being dependent on strict compliance with a complex body of federal and state statutory and decisional law, much of which compliance involves physical activities on the land, and from the lack of public records which definitively control the issues of validity and ownership. See "Potential Legislation" under "Government Regulations" above.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

1.  27.  -  Financial Data Schedule.


         No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Getchell Gold Corporation

 April 28, 1997  By:  /s/  G. W. Thompson
 --------------       -------------------
    Date         G. W. Thompson, President, Chief Executive Officer and Director



 April 28, 1997  By:  /s/  Donald S. Robson
 --------------       ---------------------
    Date Donald S. Robson, Vice President and Chief Financial Officer (Principal Financial Officer)