Form 10-Q
period 1997-06-30
GETCHELL GOLD CORP
filed 1997-08-01
CIK 824590

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to ________


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

                                 Not applicable
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title                                              Outstanding
Common Stock, par value $0.0001                    26,778,491 on July 30, 1997

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            GETCHELL GOLD CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                              (In thousands, except per share data)

                                               Three Months Ended     Six Months Ended
                                                    June 30,              June 30,
                                               ------------------    ------------------
                                                 1997       1996       1997      1996
                                               -------    -------    -------    -------
Net sales                                      $18,675    $17,193    $33,537    $31,848
Cost of sales                                   21,726     18,436     41,537     35,014
                                               -------    -------    -------    -------
     Gross loss                                  3,051      1,243      8,000      3,166
General and administrative expenses                643      1,222      3,763      2,440
Exploration expenses                               424        731        996      1,583
                                               -------    -------    -------    -------
     Loss from operations                        4,118      3,196     12,759      7,189
Interest expense, net of capitalized interest     (221)      (301)      (442)      (534)
Interest and other income                        1,255      1,476      2,138      3,099
                                               -------    -------    -------    -------
      Loss before income taxes                   3,084      2,021     11,063      4,624
Income tax benefit                                   -          -          -        870
                                               -------    -------    -------    -------
     Net loss                                  $ 3,084    $ 2,021    $11,063    $ 3,754
                                               =======    =======    =======    =======

Loss per common share                          $  0.12    $  0.08    $  0.42    $  0.15
                                               =======    =======    =======    =======

Weighted average number of shares outstanding   26,775     25,716     26,358     25,705
                                               =======    =======    =======    =======


                The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                                June 30,   December 31,
                                                                                  1997        1996
                                                                                --------   ------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 82,448     $ 64,130
     Accounts receivable:
          Trade                                                                    2,853        2,478
          Employee                                                                   171          171
          Other                                                                       44          315
                                                                                --------     --------
               Total accounts receivable                                           3,068        2,964
                                                                                --------     --------
     Inventories:
          Ore and ore in process                                                   2,821        1,816
          Materials and supplies                                                   8,623        8,676
                                                                                --------     --------
               Total inventories                                                  11,444       10,492
                                                                                --------     --------
     Deferred hedging gains, net                                                       -          362
     Prepaid expenses                                                                599        1,098
                                                                                --------     --------
               Total current assets                                               97,559       79,046
Property, plant and equipment, net                                               149,340      129,762
Other                                                                                110            -
                                                                                --------     --------
               Total assets                                                     $247,009     $208,808
                                                                                ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $  7,255     $  8,378
     Accrued expenses                                                              1,569        1,740
     Current portion of capital lease obligations                                  2,037        1,753
     Stock Appreciation Rights liability                                           2,045            -
     Other                                                                           391            -
                                                                                --------     --------
               Total current liabilities                                          13,297       11,871
Long-term debt                                                                    26,187       25,336
Capital lease obligations, less current installments                               7,882        9,092
Deferred income taxes                                                              7,741        7,741
Reclamation liabilities                                                            2,650        2,694
Other liabilities                                                                  1,173          852
                                                                                --------     --------
               Total liabilities                                                  58,930       57,586
                                                                                --------     --------
Stockholders' equity:
     Preferred stock, par value $0.0001; 10,000 shares authorized; none issued          -            -
     Common stock, par value $0.0001; 100,000 shares authorized; issued and
         outstanding 26,778 at June 30, 1997 and 25,766 at December 31, 1996           3            3
     Contributed and paid-in capital                                             220,800      172,879
     Accumulated deficit                                                         (32,724)     (21,660)
                                                                                --------     --------
               Total stockholders' equity                                        188,079      151,222
                                                                                --------     --------
               Total liabilities and stockholders' equity                       $247,009     $208,808
                                                                                ========     ========

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
Cash flows from operating activities:                         1997        1996
                                                           ---------   --------
   Net loss                                                $(11,063)   $(3,754)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Depreciation, depletion and amortization               5,068      4,261
       Accrued interest converted to loan principal             772          -
       Deferred income taxes                                      -       (870)
       Deferred hedging gain, net                               362        990
       Other                                                    391          7
       Net change in operating assets and liabilities:
         Accounts receivable                                   (105)       875
         Inventories                                           (951)      (756)
         Prepaid expenses                                       499        161
         Accounts payable                                    (1,559)     1,356
         Accrued expenses                                      (170)     1,113
         Stock Appreciation Rights liability                  2,045          -
         Other liabilities                                      277        109
                                                           --------   --------
            Cash provided by (used in) operating activities  (4,434)     3,492
                                                           --------   --------

Cash flows from investing activities-
   Additions to property, plant and mine development        (24,120)   (19,888)
                                                           --------   --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                47,798        668
   Proceeds from long-term debt                                   -         31
   Principal payments under capital lease obligation           (926)      (749)
                                                            -------   --------
             Cash provided by (used in) financing activities 46,872        (50)
                                                            -------   --------

Net increase (decrease) in cash and cash equivalents         18,318    (16,446)
Cash and cash equivalents at beginning of period             64,130    114,633
                                                            -------   --------
Cash and cash equivalents at end of period                  $82,448   $ 98,187
                                                            =======   ========

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

(2)  EARNINGS PER SHARE
         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of prior periods earnings per share. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share" and redefines the "dilutive earnings per share" computation. Had earnings per share been determined in accordance with SFAS 128 for the three and six months ended June 30, 1997, the Company's reported income per common share would not have been affected.

(3)  $50 MILLION PUBLIC EQUITY OFFERING
         On March 17, 1997, the Company completed an equity offering of 1,000,000 common shares which resulted in net proceeds to the Company of $47.7 million after offering costs and expenses of $2.3 million. Net proceeds of the offering will be used for the continued development of the Turquoise Ridge mine, for exploration on the Getchell property and for general corporate purposes.

(4)  HEDGING AND OTHER PRECIOUS METAL CONTRACT COMMITMENTS
         Precious metal contracts consist of spot deferred and European call option contracts. The Company uses the spot deferred contracts to protect earnings and cash flows from the impact of short-term drops in gold price. Risk of loss on the spot deferred contracts arises from the possible inability of the counterparty to fulfill its obligations under the contracts and from

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes  in  the  Company's   potential   ability  to  deliver  gold,   although
nonperformance by any party to the contract is not anticipated.

         At June 30, 1997, the Company had outstanding spot deferred contracts for 80,000 ounces at an average price of $386 per ounce. Of these contracts, 20,000 ounces were for delivery in 1997 at a weighted average price of $387 and 60,000 ounces were for delivery in 1998 at a price of $385. Based on the market price of gold at June 30, 1997, the unrealized gains on the spot deferred contracts were approximately $4.1 million.

         Recognition of premiums received for call options sold are deferred until the option expires or the related transaction occurs at which time the deferred amounts are recognized in income. Risk of loss on European call option contracts exists if the market price were to exceed the exercise price of the option on the date designated in the contract. At June 30, 1997, the Company had outstanding European call option contracts for 175,000 ounces of gold at a weighted average price of $367 per ounce and 50,000 ounces of silver at a weighted average price of $5.5 per ounce. All call option contracts expire prior to January 1998.

(5)  PROPERTY, PLANT AND EQUIPMENT (In thousands)

                                                          At          At
                                                         June      December
                                                       30, 1997    31, 1996
                                                       --------    --------
Land and land improvements                             $  9,544    $  9,524
Buildings and equipment                                 117,655     115,550
Mine development                                         49,849      38,757
Construction-in-progress                                 60,345      48,916
                                                       --------    --------
         Total property, plant and equipment            237,393     212,747
Accumulated depreciation, depletion and amortization    (88,053)    (82,985)
                                                       --------    --------
         Net property, plant and equipment             $149,340    $129,762
                                                       ========    ========

         Depreciation and depletion expense was $2.7 million and $2.5 million for the three months ended June 30, 1997 and 1996, respectively, and $5.1 million and $4.3 million for the six months ended June 30, 1997 and 1996, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Capitalized interest was $0.4 million and $0.3 million for the three months ended June 30, 1997 and 1996, respectively, and $0.8 million and $0.6 million for the six months ended June 30, 1997 and 1996, respectively.

(6)  EMPLOYEE BENEFITS
         On February 14, 1997, the Compensation, Human Resource and Director Affairs Committee of the Board of Directors of the Company granted stock appreciation rights ("SARS") under the Company's 1996 Long Term Equity Incentive Plan with respect to 75,983 shares at a weighted average option price of $8.32 per share to certain executives and other employees of the Company, as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Compensation with respect to SARS is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of the Company's Common Stock. Based on the $35.125 market price of the Company's Common Stock at June 30, 1997, the Company recognized compensation expense of $2.0 million, or $0.08 per share, in the six months ended June 30, 1997. Of the $2.0 million, $1.3 million was charged to general and administrative expenses, $0.5 million was charged to cost of sales and $0.2 million was charged to exploration. The Company's future quarterly results will reflect only compensation expense or income with respect to these SARS based on the change in the market price of the Common Stock as compared to the market price at the end of the preceding quarter. The Company recognized compensation income of $0.4 million in the second quarter of 1997 related to the SARS based on the change in the market price of the Company's Common Stock at June 30, 1997 from March 31, 1997.

(7)  SUPPLEMENTAL CASH FLOW INFORMATION
         Net cash provided by operating activities includes the following cash payments (in thousands):

                                             Six Months Ended
                                                  June 30,
                                             ----------------
                                               1997     1996
                                             ------    ------
Interest, net of amounts capitalized         $(356)    $(206)
Income taxes paid                            $   -     $   -

(8)  COMMITMENTS AND CONTINGENCIES
Environmental Obligations
         The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

make in the future, expenditures to comply with such laws and regulations. The Company cannot predict such future expenditures.

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

Royalties
         The Company is obligated to pay a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties, recorded as operating costs, amounted to $0.2 million and $0.4 million in the three months ended June 30, 1997 and 1996, respectively, and $0.3 million and $0.6 million in the six months ended June 30, 1997 and 1996, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
         The information set forth in this discussion and analysis includes both historical information and "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other operations of the Company, the Company's actual financial condition, operating results and business prospects may differ materially from that projected or estimated by the Company in such forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in "Risk Factors" below.

Results of Operations
         Results for the quarter ended June 30, 1997 were a loss of $3.1 million, or $0.12 per share versus a loss of $2.0 million, or $0.08 per share, for the same quarter of 1996. Results for the six months ended June 30, 1997 were a loss of $11.1 million, or $0.42 per share, compared with a loss of $3.8 million, or $0.15 per share, in the same period of 1996. The following table highlights sales and production information for the three and six month periods ended June 30, 1997 and 1996:

                                                 Three Months Ended             Six Months Ended
                                                      June 30,                      June 30,
                                              -------------------------    ---------------------------
                                                 1997          1996            1997           1996
                                              -----------   -----------    ------------   ------------
Ounces of gold sold                             48,262        43,802          85,991         81,019
Average realized price per ounce                 $387          $393            $390           $393
Average market price per ounce                   $341          $388            $344           $395
Cash cost per ounce                              $393          $361            $423           $378
Total cost per ounce                             $450          $421            $483           $432
Ore milled (dry tons)                           283,437       291,016        553,682        559,241
Average grade of ore milled (ounces per ton)     0.188         0.162          0.173          0.153
Underground ore milled (dry tons)               136,956       98,400         241,118        187,011

         Sales revenue of $18.7 million in the second quarter of 1997 was up from $17.2 million in the same period of 1996 and sales revenue of $33.5 million in the first six months of 1997 was up from $31.8 million in the same period of 1996.

         The increases in the ounces sold in the 1997 periods as compared to the 1996 periods were the result of improvements in underground mining operations that led to improvements in the overall grade of ore milled. The increase in ounces sold resulted in $1.7 million more in revenues in the second quarter of 1997 and $1.9 million more in revenues in the first six months of 1997, as compared to the same periods of 1996, with each periods revenue offset by $0.2 million due to the lower prices in the 1997 periods as compared to 1996. Gold production in the first six months of 1997, although higher than the previous years production, was adversely affected by rain induced flooding of the Getchell Underground mine access and a fatality of a mine worker in the first quarter of 1997. Initial revenue from the Turquoise Ridge mine development ore, expected no earlier than the fourth quarter of 1997, will be offset against the capital costs of the Turquoise Ridge project until the Turquoise Ridge mine is declared to be in commercial production, which is expected no earlier than the second half of 1998.

         The Company hedged a portion of its production which resulted in higher realized gold prices of $387 and $390 than the average market gold prices of $341 and $344 per ounce in the 1997 second quarter and first six months, respectively.

         Cost of sales was $21.7 million in the second quarter of 1997, up from $18.4 million in the second quarter of 1996, and cash costs per ounce produced were $393 and $361 for the two periods, respectively. For the first six months, cost of sales was $41.5 million in 1997, up from $35.0 million in 1996, and cash costs per ounce produced were $423 and $378 for the two periods, respectively. Underground mining costs, mine site general and administrative ("G&A") costs and depreciation and depletion were higher in the second quarter and first six months of 1997 as compared to the same periods last year, with milling costs only higher in the first six months. Increases in underground mining costs were related to higher maintenance costs, as well as the effects of the flooding and fatality in the first quarter. Higher reagent and maintenance expenditures associated with the harder and more carbonaceous underground ore contributed to increased mill costs. Mine site G&A costs have risen primarily due to increased support services as the Company expands its operations. Higher depreciation and depletion costs reflect the addition of assets throughout 1996, mostly at the mill and in the Getchell Underground operation.

         On February 14, 1997, the Compensation, Human Resource and Director Affairs Committee of the Company's Board of Directors granted stock appreciation rights ("SARS") under the Company's 1996 Long Term Equity Incentive Plan with respect to 75,983 shares at a weighted average option price of $8.32 per share to certain executives and other employees of the Company, as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Compensation with respect to SARS is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of the Company's Common Stock. Based on the $35.125 market price of the Company's Common Stock at June 30, 1997, the Company recognized compensation expense of $2.0 million, or $0.08 per share, in the first six months of 1997. Of the $2.0 million, $1.3 million was charged to G&A expenses, $0.5 million was charged to cost of sales and $0.2 million was charged to exploration. The Company's future quarterly results will reflect only compensation expense or income with respect to these SARS based on the change in the market price of the Common Stock as compared to the market price at the end of the preceding quarter.

         Corporate G&A costs increased to $3.8 million in the first six months of 1997 from $2.4 million in the same period of 1996 primarily due to the impact of the grant of the SARS. Based on the change in the market price of the Company's Common Stock at June 30, 1997 from March 31, 1997, the second quarter 1997 G&A expenses reflect compensation income of $0.3 million related to the SARS.

         Exploration expenses were lower for the three months and six months ended June 30, 1997 as compared to the same periods of 1996 due to the Company's current focus on the delineation and expansion of known ore zones, for which drilling expenditures are capitalized.

         Interest and other income was lower in the 1997 second quarter and first six months than in the same periods of 1996 due to lower cash and cash equivalent balances throughout the periods in 1997.

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

Liquidity and Capital Resources
         During the first six months of 1997, the Company consumed $4.4 million of cash in operations and $24.1 million in capital expenditures. These capital expenditures included $12.4 million on the Turquoise Ridge mine development, $6.1 million on the Getchell Underground mine, $1.8 million on the mill, $2.7 million on development drilling and $1.1 million on other items. On the Turquoise Ridge mine construction, sinking of the ventilation shaft had reached a depth of 1,491 feet at June 30,1997, with expected completion for initial development ore production no earlier than the end of 1997. Production shaft sinking had reached a depth of 877 feet at June 30, 1997. All surface hoisting and support facilities are completed. Total expenditures on the Turquoise Ridge mine construction through June 30, 1997 were $40 million, with an estimated $49 million more to be spent in 1997 and 1998 to complete the project, although there can be no assurance that actual expenditures will not differ materially from this amount.

         In March 1997, the Company completed an equity offering of 1,000,000 shares of Common Stock which resulted in net proceeds to the Company of $47.7 million. As of June 30, 1997, cash and cash equivalents were $82.4 million.

         Approximately $45 million is expected to be spent on capital projects in the remaining six months of 1997, including the Turquoise Ridge mine as discussed, modifications to the mill, the Getchell Underground mine development, equipment and development drilling, although there can be no assurance that actual expenditures will not differ materially from this amount. The Company plans on financing these capital development projects and its operations from the existing cash and cash equivalents. Any shortfalls in funds required to meet these needs may be supplemented by additional funds raised through borrowings or securities offerings. In July 1997, the Company's S-3 shelf registration statement for up to $300 million in securities was declared effective by the Securities and Exchange Commission. The recoverability of the Turquoise Ridge assets and completion of the underground mine is dependent on the Company's ability to raise sufficient funds to complete the construction. There can be no assurance that funding will be available on favorable terms, if at all.

         The principal balance of the Company's promissory note with ChemFirst was $26.1 million at June 30, 1997. The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate for a period selected by the Company, plus an applicable margin based on the Company's leverage ratio. The interest rate was 6-5/8% at June 30, 1997. Since the inception of the promissory note, interest has been capitalized to the note at the end of each interest period. An interest period ended in May 1997, at which time $0.8 million was capitalized to the note.

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

     The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:
                                                       Price Per Ounce
                                             ----------------------------------
            Calendar Year                       High         Low       Average
------------------------------------------   ---------    --------    ---------
1987......................................   $     500    $    390    $     446
1988......................................   $     484    $    395    $     437
1989......................................   $     416    $    356    $     381
1990......................................   $     424    $    346    $     383
1991......................................   $     403    $    344    $     362
1992......................................   $     360    $    330    $     344
1993......................................   $     406    $    326    $     360
1994......................................   $     396    $    370    $     384
1995......................................   $     396    $    372    $     384
1996......................................   $     415    $    367    $     387
1997 (through July 30)....................   $     367    $    317    $     344

         The London P.M. Fix on July 30, 1997, was $328 per ounce.

Continuing Losses
         The Company reported a net loss of $11.1 million for the six months ended June 30, 1997, $14.0 million for the year ended December 31, 1996, $5.0 million for the six months ended December 31, 1995 and $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses until higher grade ore from Turquoise Ridge or other sources is produced. There can be no assurance that such higher grade ores will be obtained by the Company.

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

         Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold, on an established future date and at an agreed upon price. The established forward price is equal to the current spot gold price on the day the agreement is signed plus "contango." Contango is equal to the difference between the prevailing market interest rate for cash deposits less the gold lease rate, for comparable periods. The contango rate was from 3.7% to 3.9% per annum for one-month to twelve-month periods at June 30, 1997.

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

         At June 30, 1997, the Company's outstanding hedge contracts were for 80,000 ounces at an average price of $386 per ounce. Of these contracts, 20,000 ounces are for delivery in 1997 at an average price of $387 and 60,000 ounces are for delivery in 1998 at a price of $385. Risk of loss from these forward sales agreements arises from the possible inability of a counterparty to honor contracts and from changes in the Company's potential ability to deliver gold.

         The Company's accounting treatment for hedging is outlined in Notes 2 and 3 to Item 8 "Financial Statements and Supplementary Data" as found in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Other Precious Metal Contract Commitments
         The Company has entered into European call option contracts. European call option contracts are agreements between a seller and a counterparty whereby the counterparty has the right, but not the obligation, to buy gold from the seller at a predetermined price on a predetermined date. The counterparty pays a premium for this right. The premiums are deferred until the option expires or the related transaction occurs at which time the deferred amounts are recognized in income. Risk of loss on European call option contracts exists if the market price were to exceed the exercise price of the option on the date designated in the contract. At June 30, 1997, the Company had outstanding European call option contracts for 175,000 ounces of gold at a weighted average price of $367 per ounce and 50,000 ounces of silver at a weighted average price of $5.5 per ounce. All call option contracts expire prior to January 1998.

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

         On January 15, 1997, a mine site accident involving a Tamrock loader resulted in the death of a Company employee. As required by federal law, MSHA officials investigated the accident. MSHA issued seven enforcement actions, one of which was vacated subsequently. The maximum civil penalties for which the Company could be assessed as the result of such actions is $0.3 million. MSHA also conducted a special investigation to determine whether knowing and/or willful violations on the part of the Company or any agent, officer or director of the Company occurred. The result of that investigation is unknown, but could result in additional criminal penalties for the Company and/or civil or criminal penalties for agents, officers, or directors of the Company. While management of the Company believes that the results of the investigation will not have a materially adverse impact on the financial position, operating results or liquidity of the Company, no assurance can be given that the outcome of this investigation will not have such effects.

         On May 26, 1997, a worker employed by the ventilation shaft sinking contractor was killed in an accident at the bottom of the ventilation shaft due to a mechanical failure of a safety device. As required by federal law, MSHA officials investigated the cause of the accident. Enforcement action was taken against the contractor, but the Company did not receive any citations as a result of that accident investigation.

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

 Potential Legislation. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended (the "General Mining Law"), to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. This moratorium should not affect the status of the patent applications made by the Company under the General Mining Law before the moratorium was imposed. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of June 30, 1997, no such bills have been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new Federal reclamation, environmental control and other restoration requirements. Royalty proposals have ranged from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. It is anticipated that similar legislation will again be introduced in 1997. If enacted, such legislation could substantially impair the ability of companies to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known, and the potential impact on the Company as a result of future Congressional action is difficult or impossible to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Disposal of overburden and mineral processing wastes by the Company occur on both private and federal lands. Exploration activities occur on both private and federal lands. Other legislative initiatives regarding environmental laws potentially applicable to mining include proposals to substantially alter CERCLA, the Clean Water Act, Safe Drinking Water Act, Endangered Species Act and bills which introduce additional protection of wetlands. Adverse developments and operating requirements in these acts could impair the ability of the Company as well as others to develop mineral resources. Revisions to current versions of these bills could occur prior to passage. Thus, the potential impact on the Company of such legislative initiatives is not clear at this time.

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

Restoration. The Company accrues expenses over the productive life of its mine for anticipated costs associated with restoration of the mine site. Activities which result in restoration costs include the permanent closure of the mining and mineral processing operations and the reclamation of the disturbed land to a productive use. This includes restoration of historic and current mining and mineral processing operations and associated land disturbances. Restoration takes place concurrent with and after the productive life of the operations. Activities which result in restoration costs after permanent closure and reclamation primarily relate to monitoring and other post mining management activities.

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

         In accordance with the State of Nevada Division of Environmental Protection ("NDEP"), the Company has posted a bond of $4.5 million to cover the costs for reclamation of the Getchell Property. As of June 30, 1997, the total estimated restoration costs for the Getchell Property were $5.5 million, of which the Company had accrued $2.7 million. The amount of total estimated restoration costs has increased over time due to more stringent regulation requirements and expanded mining activities and additional increases may occur in the future for the same reasons. The Company has begun reclamation of surface mining disturbances and anticipates an ongoing program of reclamation over the next several years. Activities have included regrading, revegetation and soil stabilization. This includes restoration activities for which bonding must be provided and other restoration costs not included in bonding calculations.

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

Title to Properties
         Certain of the Company's mineral rights consist of unpatented mining claims. Unpatented mining claims are unique property interests that are generally considered to be subject to greater title risk than other real property interests. The greater title risk results from unpatented mining claims being dependent on strict compliance with a complex body of federal and state statutory and decisional law, much of which compliance involves physical activities on the land, and from the lack of public records which definitively control the issues of validity and ownership. See "Potential Legislation" under "Government Regulation" above.

PART II.  OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders on May 2, 1997, the Company stockholders, pursuant to proxies solicited under Regulation 14A, cast votes on proposals as follows:


Proposal No. 1 - Election of Directors
                                  For        Withhold Authority
R. Michael Summerford          16,771,158         3,813,639
J. Kelley Williams             16,769,994         3,814,803
Al Winters                     16,784,217         3,800,580
Continuing directors are:
Walter A. Drexel
Robert C. Horton
Pete Ingersoll
John Racich
Charles E. Stott, Jr.
G. W. Thompson
Robert L. Zerga


Proposal No. 2 - Increase in Authorized Common Share Capital
        For              Against            Abstain               Non Vote
    19,272,076          1,229,446            83,274              5,187,075

Proposal No. 3 - Ratification of Appointment of Independent Auditors
        For              Against            Abstain               Non Vote
    20,550,786           11,159              22,850               5,187,075

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
         The following exhibits are filed herewith and are referred to and incorporated herein by reference to such filings.


27.                  -    Financial Data Schedule.

Reports on Form 8-K
         During the three months ended June 30, 1997 there were no reports filed on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Getchell Gold Corporation

July 31, 1997   By:  /s/ G. W. Thompson
  Date          G. W. Thompson, President, Chief Executive Officer and Director


July 31, 1997   By: /s/ Donald S. Robson
  Date          Donald S. Robson, Vice President and Chief Financial Officer
                                         (Principal Financial Officer)