Form 10-Q
period 1997-09-30
GETCHELL GOLD CORP
filed 1997-11-04
CIK 824590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
       -----------

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

Title                                        Outstanding
Common Stock, par value $0.0001              26,783,991 on October 31, 1997

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                               Three Months Ended  Nine Months Ended
                                                  September 30,      September 30,
                                                ----------------   ----------------
                                                  1997    1996       1997    1996
                                                -------  -------   -------  -------

Net sales                                       $17,587  $17,020   $51,124  $48,868
Cost of sales                                    21,661   20,592    63,198   55,606
                                                -------  -------   -------  -------
     Gross loss                                   4,074    3,572    12,074    6,738
General and administrative expenses               1,292      870     5,055    3,310
Exploration expenses                                397      606     1,393    2,189
                                                -------  -------   -------  -------
     Loss from operations                         5,763    5,048    18,522   12,237
Interest expense, net of capitalized interest      (204)    (436)     (646)    (970)
Interest and other income                         1,065    1,266     3,203    4,365
                                                -------  -------   -------  -------
      Loss before income taxes                    4,902    4,218    15,965    8,842
Income tax benefit                                  -        -         -        870
                                                -------  -------   -------  -------
     Net loss                                   $ 4,902  $ 4,218   $15,965  $ 7,972
                                                =======  =======   =======  =======

Loss per common share                           $  0.18  $  0.16   $  0.60  $  0.31
                                                =======  =======   =======  =======

Weighted average number of shares outstanding    26,779   25,743    26,499   25,718
                                                =======  =======   =======  =======

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except per share)

                                                                                     September 30, December 31,
                                                                                         1997        1996
                                                                                       --------    --------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                         $ 62,862    $ 64,130
     Accounts receivable:
          Trade                                                                           2,944       2,478
          Employee                                                                          196         171
          Other                                                                             200         315
                                                                                       --------    --------
               Total accounts receivable                                                  3,340       2,964
                                                                                       --------    --------
     Inventories:
          Ore and ore in process                                                          2,599       1,816
          Materials and supplies                                                          9,806       8,676
                                                                                       --------    --------
               Total inventories                                                         12,405      10,492
                                                                                       --------    --------
     Deferred hedging gains, net                                                            -           362
     Prepaid expenses                                                                       792       1,098
                                                                                       --------    --------
               Total current assets                                                      79,399      79,046
Property, plant and equipment, net                                                      166,685     129,762
Other                                                                                       201         -
                                                                                       --------    --------
               Total assets                                                            $246,285    $208,808
                                                                                       ========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $ 11,076    $  8,378
     Accrued expenses                                                                     2,019       1,740
     Current portion of capital lease obligations                                         2,130       1,753
     Stock Appreciation Rights liability                                                  2,492         -
     Other                                                                                  237         -
                                                                                       --------    --------
               Total current liabilities                                                 17,954      11,871
Long-term debt                                                                           26,187      25,336
Capital lease obligations, less current installments                                      7,305       9,092
Deferred income taxes                                                                     7,741       7,741
Reclamation liabilities                                                                   2,701       2,694
Other liabilities                                                                         1,200         852
                                                                                       --------    --------
               Total liabilities                                                         63,088      57,586
                                                                                       --------    --------
Stockholders' equity:
    Preferred stock, par value $0.0001; 10,000,000 shares authorized; none issued           -           -
    Common stock, par value $0.0001; 100,000,000 shares authorized; issued and
       outstanding 26,779,151 at September 30, 1997 and 25,765,871 at Dec. 31, 1996           3           3
    Contributed and paid-in capital                                                     220,820     172,879
    Accumulated deficit                                                                 (37,626)    (21,660)
                                                                                       --------    --------
               Total stockholders' equity                                               183,197     151,222
                                                                                       --------    --------
               Total liabilities and stockholders' equity                              $246,285    $208,808
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

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                      ---------------------
                                                                         1997        1996
                                                                      ---------   ---------
Cash flows from operating activities:
     Net loss                                                         $(15,965)   $ (7,972)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation, depletion and amortization                       7,820       6,729
          Accrued interest converted to loan principal                     772         -
          Deferred income taxes                                           --          (870)
          Deferred hedging gain, net                                       362         767
          Other                                                            237          12
          Net change in operating assets and liabilities:
               Accounts receivable                                        (375)      1,475
               Inventories                                              (1,912)         70
               Prepaid expenses                                            305        (220)
               Accounts payable                                           (885)        929
               Accrued expenses                                            280         (94)
               Stock Appreciation Rights liability                       2,492         -
               Other liabilities                                           355       2,047
                                                                      --------    --------
                    Cash provided by (used in) operating activities     (6,514)      2,873
                                                                      --------    --------

Cash flows from investing activities-
     Additions to property, plant and mine development                 (41,070)    (36,076)
     Other                                                                 --            9
                                                                      --------    --------
                    Cash used in operating activities                  (41,070)    (36,067)
                                                                      --------    --------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                         47,726         893
     Proceeds from long-term debt                                          --           31
     Principal payments under capital lease obligation                  (1,410)     (1,151)
                                                                      --------     -------
                    Cash provided by (used in) financing activities     46,316        (227)
                                                                      --------     -------

Net decrease in cash and cash equivalents                               (1,268)    (33,421)
Cash and cash equivalents at beginning of period                        64,130     114,633
                                                                      --------    --------
Cash and cash equivalents at end of period                            $ 62,862    $ 81,212
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

(2)  EARNINGS PER SHARE
         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of earnings per share in prior periods. The statement replaces the calculation of "primary earnings per share" with "basic earnings per share" and redefines the "dilutive earnings per share" computation. Had earnings per share been determined in accordance with SFAS 128 for the three and nine months ended September 30, 1997, the Company's reported loss per common share would not have been affected.

(3) DEBT AND EQUITY
         In March 1997, the Company completed an equity offering of 1,000,000 common shares which resulted in net proceeds to the Company of $47.7 million after offering costs and expenses of $2.3 million. Net proceeds of the offering will be used for the continued development of the Turquoise Ridge mine, for exploration on the Getchell property and for general corporate purposes.

         In July 1997, the Company's S-3 shelf registration statement for up to $300 million in securities was declared effective by the Securities and Exchange Commission. In September 1997, the Company entered into a three year, $25 million revolving line of credit with the Canadian Imperial Bank of Commerce.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company plans on financing capital development projects and its operations from its existing cash and cash equivalents. Any shortfalls in funds required to meet these needs may be supplemented by additional funds raised through borrowings or securities offerings.

(4)  HEDGING AND OTHER PRECIOUS METAL CONTRACT COMMITMENTS
         Precious metal contracts consist of spot deferred and European call option contracts. The Company uses spot deferred contracts to protect earnings and cash flows from the impact of short-term drops in gold price. Risk of loss on the spot deferred contracts arises from the possible inability of the counterparty to fulfill its obligations under the contracts and from the Company's potential ability to deliver gold, although nonperformance by any party to the contracts is not anticipated.

         At September 30, 1997, the Company had outstanding spot deferred contracts for 100,000 ounces at an average price of $371 per ounce including estimated future contango. Of these contracts, 60,000 ounces were for delivery in 1998 at a price of $385 per ounce and 40,000 ounces were for delivery in 1999 at a weighted average price of $350 per ounce including estimated future contango. Based on the market price of gold at September 30, 1997, the unrealized gains on the spot deferred contracts were approximately $3.1 million.

         Recognition of premiums received for call options sold are deferred until the option expires or the related transaction occurs at which time the deferred amounts are recognized in income. Risk of loss on European call option contracts exists if the market price were to exceed the exercise price of the option on the date designated in the contract. At September 30, 1997, the Company had outstanding European call option contracts for 70,000 ounces of gold at a weighted average price of $352 per ounce that expire in 1997, 20,000 ounces of gold at a price of $345 per ounce that expire in 1998 and 60,000 ounces of gold at a price of $400 per ounce that expire in 1999.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  PROPERTY, PLANT AND EQUIPMENT (In thousands)

                                                         At         At
                                                     September   December
                                                      30, 1997   31, 1996
                                                      --------   --------
Land and land improvements                            $  9,753   $  9,524
Buildings and equipment                                118,988    115,550
Mine development                                        55,412     38,757
Construction-in-progress                                73,423     48,916
                                                      --------   --------
         Total property, plant and equipment           257,576    212,747
Accumulated depreciation, depletion and amortization   (90,891)   (82,985)
                                                      --------   --------
         Net property, plant and equipment            $166,685   $129,762
                                                      ========   ========

         Depreciation and depletion expense was $2.8 million and $2.5 million for the three months ended September 30, 1997 and 1996, respectively, and $7.8 million and $6.7 million for the nine months ended September 30, 1997 and 1996, respectively.

         Capitalized interest was $0.4 million for both of the three months ended September 30, 1997 and 1996, and $1.2 million and $1.0 million for the nine months ended September 30, 1997 and 1996, respectively.

(6)  EMPLOYEE BENEFITS
         On February 14, 1997, the Compensation, Human Resource and Director Affairs Committee of the Board of Directors of the Company granted stock appreciation rights ("SARS") under the Company's 1996 Long Term Equity Incentive Plan with respect to 75,983 shares at a weighted average option price of $8.32 per share to certain executives and other employees of the Company, as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Compensation with respect to SARS is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of the Company's Common Stock. Based on the $41 market price of the
Company's Common Stock at September 30, 1997, the Company recognized compensation expense of $2.5 million, or $0.09 per share, in the nine months ended September 30, 1997. Of the $2.5 million, $1.6 million was charged to general and administrative expenses, $0.6 million was charged to cost of sales and $0.3 million was charged to exploration. The Company's future quarterly results will reflect only compensation expense or income with respect to these SARS based on the change in the market price of the Common Stock as compared to the market price at the end

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the preceding quarter. The Company recognized compensation expense of $0.4 million in the third quarter of 1997 related to the SARS based on the change in the market price of the Company's Common Stock at September 30, 1997 from June 30, 1997.

(7)  SUPPLEMENTAL CASH FLOW INFORMATION
         Net cash provided by operating activities includes the following cash payments (in thousands):

                                Nine Months Ended
                                  September 30,
                                                ---------------
                                                 1997    1996
                                                ------  ------
Interest, net of amounts capitalized            $(588)  $(364)
Income taxes paid                               $  -    $  -

         Capital lease obligations of $7.2 million were incurred to acquire equipment during the nine months ended September 30, 1996.

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

Internal Revenue Service Tax Claim
         In October 1996 and September 1997, the Internal Revenue Service ("IRS") filed notices of deficiencies, stating that the IRS is proceeding against the Company's former Parent Company, ChemFirst Inc. ("ChemFirst") and, thus the Company (see Note 7 to Item 8 "Financial Statements and Supplementary Data" as found in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 regarding the Amended Tax Sharing Agreement between ChemFirst and the Company), for income taxes associated with ChemFirst's consolidated income tax returns filed in 1989, 1990, 1991 and 1992. The Company's share of the asserted deficiency, including interest, totals approximately $4.5 million. In response, ChemFirst and the Company filed a petition with the United States Tax Court in December 1996. The Company believes it has adequately reserved for this tax matter.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Royalties
         The Company is obligated to pay a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties, recorded as operating costs, amounted to $0.2 million and $0.3 million in the three months ended September 30, 1997 and 1996, respectively, and $0.8 million and $1.1 million in the nine months ended September 30, 1997 and 1996, respectively.

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

Results of Operations
         Results for the quarter ended September 30, 1997 were a loss of $4.9 million, or $0.18 per share, versus a loss of $4.2 million, or $0.16 per share, for the same quarter of 1996. Results for the nine months ended September 30, 1997 were a loss of $16.0 million, or $0.60 per share, compared with a loss of $8.0 million, or $0.31 per share, in the same period of 1996. Although the Company reported increased production, lower realized gold prices and higher costs resulted in an increased loss in the 1997 third quarter and first nine months as compared to the same periods in 1996. The following table highlights sales and production information for the three and nine month periods ended September 30, 1997 and 1996:


                                      Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                      ------------------    -----------------
                                        1997      1996        1997      1996
                                      --------  --------    -------   -------
Ounces of gold sold                    49,280    42,423     135,271   123,442
Average realized price per ounce        $357      $401        $378      $396
Average market price per ounce          $325      $385        $337      $391
Cash cost per ounce                     $383      $427        $408      $395
Total cost per ounce                    $440      $485        $467      $450
Ore milled (dry tons)                 281,495   261,059     835,177   820,300
Average grade of ore
      milled (ounces per ton)          0.195     0.175       0.181     0.160
Underground ore milled (dry tons)     125,178   117,739     366,736   307,717

         Sales revenue of $17.6 million in the third quarter of 1997 was up from $17.0 million in the same period of 1996 and sales revenue of $51.1 million in the first nine months of 1997 was up from $48.9 million in the same period of 1996. The increase in the ounces sold in the 1997 periods as compared to the 1996 periods, resulting in $2.5 million and $4.5 million more in revenues for the 1997 third quarter and first nine months, respectively, resulted from improvements in underground mining operations and grade of ore milled. Also, mill throughput was higher in the third quarter of 1997 as compared to the same period of 1996 due to a loss of nine days of production in the third quarter of 1996 versus a loss of five days of production in the third quarter of 1997, both because of mechanical problems experienced in the mill. Gold production in the first nine months of 1997, although higher than the production in the same period of 1996, was adversely affected by rain induced flooding of the Getchell Underground mine access and a fatality of a mine worker in the first quarter of 1997.

         The Company hedged a portion of its production which resulted in higher realized gold prices than the average market gold prices in the third quarter and first nine months of 1997 and 1996. The lower realized gold prices in the third quarter and first nine months of 1997 compared to the same periods of 1996 resulted in a decrease in revenues of $1.9 million and $2.2 million, respectively, and partially offset the increase in revenues due to increased production volumes. Initial net revenue from the Turquoise Ridge mine development ore, expected no earlier than mid-November 1997, will be offset against the capital costs of the Turquoise Ridge project until the Turquoise Ridge mine is declared to be in commercial production, which is expected no earlier than the second half of 1998.

         At September 30, 1997, outstanding spot deferred contracts totaled 100,000 ounces of gold at an average price of $371 per ounce including estimated future contango. Of these contracts, 60,000 ounces were for delivery in 1998 at a price of $385 per ounce and 40,000 ounces were for delivery in 1999 at a weighted average price of $350 per ounce including estimated future contango.

         Cost of sales was $21.7 million in the third quarter of 1997, up from $20.6 million in the third quarter of 1996, and cash costs per ounce produced were $383 and $427 for the two periods, respectively. For the first nine months, cost of sales was $63.2 million in 1997, up from $55.6 million in 1996, and cash costs per ounce produced were $408 and $395 for the two periods, respectively. On a total cost basis, underground mining costs, mine site general and administrative ("G&A") costs and depreciation and depletion were higher in the third quarter and first nine months of 1997 as compared to the same periods last year, with milling costs only higher in the first nine months. Increases in underground mining costs were related to higher maintenance costs, as well as the effects of the flooding and fatality in the first quarter. Higher reagent and maintenance expenditures associated with the harder and more carbonaceous underground ore contributed to increased mill costs in the first nine months of 1997. Mine site G&A costs have risen primarily due to increased support services as the Company expands its operations. Higher depreciation and depletion costs reflect the addition of assets throughout 1996, mostly at the mill and in the Getchell Underground operation.

         On February 14, 1997, the Compensation, Human Resource and Director Affairs Committee of the Company's Board of Directors granted stock appreciation rights ("SARS") under the Company's 1996 Long Term Equity Incentive Plan with respect to 75,983 shares at a weighted average option price of $8.32 per share to certain executives and other employees of the Company, as detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Compensation with respect to SARS is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of the Company's Common Stock. Based on the $41 market price of the Company's Common Stock at September 30, 1997, the Company recognized compensation expense of $2.5 million, or $0.09 per share, in the first nine months of 1997. Of the $2.5 million, $1.6 million was charged to G&A expenses, $0.6 million was charged to cost of sales and $0.3 million was charged to exploration. The Company's future quarterly results will reflect only compensation expense or income with respect to these SARS based on the change in the market price of the Common Stock as compared to the market price at the end of the preceding quarter. The Company recognized compensation expense of $0.4 million in the third quarter of 1997 related to the SARS based on the change in the market price of the Company's Common Stock at September 30, 1997 from June 30, 1997.

         Corporate G&A costs increased to $5.1 million in the first nine months of 1997 from $3.3 million in the same period of 1996 primarily due to the impact of the grant of the SARS.

         Exploration expenses were lower for the three months and nine months ended September 30, 1997 as compared to the same periods of 1996 due to the Company's current focus on the delineation and expansion of known ore zones, for which drilling expenditures are capitalized.

         Interest expense, net of capitalized interest, was lower in the 1997 third quarter and first nine months than the same periods of 1996 due to lower interest expense on leased equipment and higher capitalized interest on the Turquoise Ridge mine construction.

         Interest and other income was lower in the 1997 third quarter and first nine months than in the same periods of 1996 due to lower cash and cash equivalent balances throughout the 1997 periods.

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

Liquidity and Capital Resources
         During the first nine months of 1997, the Company used $6.5 million of cash for operations and $41.1 million for capital expenditures. These capital expenditures included $18.2 million on the Turquoise Ridge mine development, $9.6 million on the Getchell Underground mine, $6.4 million on the mill, $5.5 million on development drilling and $1.4 million on other items. On the Turquoise Ridge mine construction, sinking of the ventilation shaft had reached a depth of 1,708 feet at September 30,1997, with expected completion for initial development ore production no earlier than mid-November 1997. Production shaft sinking had reached a depth of 1,112 feet at September 30, 1997. Total expenditures on the Turquoise Ridge mine construction through September 30, 1997 were $46 million, with an estimated $44 million more to be spent in 1997 and 1998 to complete the project, although there can be no assurance that actual expenditures will not differ materially from this amount.

         In March 1997, the Company completed an equity offering of 1,000,000 shares of Common Stock which resulted in net proceeds to the Company of $47.7 million. As of September 30, 1997, cash and cash equivalents were $62.9 million.

         The Company plans on financing its capital development projects, including the Turquoise Ridge mine as discussed, modifications to the mill, the Getchell Underground mine development, equipment and development drilling, and its operations from the existing cash and cash equivalents. Any shortfall in funds required to meet these needs may be supplemented by additional funds raised through borrowings or securities offerings. In July 1997, the Company's S-3 shelf registration statement for up to $300 million in securities was declared effective by the Securities and Exchange Commission. In September 1997, the Company entered into a three year, $25 million revolving line of credit with Canadian Imperial Bank of Commerce. The recoverability of the Turquoise Ridge assets and completion of the underground mine is dependent on the Company's ability to raise sufficient funds to complete the construction of such mine.

         The principal balance of the Company's promissory note with ChemFirst was $26.1 million at September 30, 1997. The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate for a period selected by the Company, plus an applicable margin based on the Company's leverage ratio. The interest rate was 6-5/8% at September 30, 1997. Since the inception of the promissory note, interest has been capitalized to the note at the end of each interest period. An interest period ended in May 1997, at which time $0.8 of interest million was capitalized to the note.

Accounting Standards
         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Using a gold price of $350 per ounce, the Company has performed a review of its long-lived assets and determined that no impairment charge is required as of September 30,1997. However, there can be no assurance that the factors used in this review will not change resulting in an impairment charge.

Risk Factors
         Readers should carefully consider the risk factors set forth below, as well as all information included in this document and the Annual Report of the Company on Form 10-K for the year ended December 31, 1996.

Gold Price Volatility
         The Company's profitability is significantly affected by changes in the price of gold. Gold prices may fluctuate widely and are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold and production and cost levels in major gold-producing regions. Moreover, gold prices are also affected by macro-economic factors such as expectations for inflation, interest rates, currency exchange rates and global or regional political and economic situations. The current demand for and supply of gold affects gold prices, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by central banks, governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If gold prices should decline below the Company's expected cash costs of production and remain at such levels for any sustained period, the Company could determine that it is not economically feasible to continue commercial production.

     The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

                                 Price Per Ounce
                                                 ------------------
                           Calendar Year         High  Low  Average
------------------------------------------------ ----  ----  -----
1987............................................ $500  $390  $446
1988............................................ $484  $395  $437
1989............................................ $416  $356  $381
1990............................................ $424  $346  $383
1991............................................ $403  $344  $362
1992............................................ $360  $330  $344
1993............................................ $406  $326  $360
1994............................................ $396  $370  $384
1995............................................ $396  $372  $384
1996............................................ $415  $367  $387
1997 (through October 28)....................... $367  $312  $338

         The London P.M. Fix on October 28, 1997, was $312 per ounce.

Continuing Losses
         The Company reported a net loss of $16.0 million for the nine months ended September 30, 1997, $14.0 million for the year ended December 31, 1996, $5.0 million for the six months ended December 31, 1995 and $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses until higher grade ore from Turquoise Ridge or other sources is produced. There can be no assurance that such higher grade ores will be obtained by the Company.

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

 Reserves. There can be no assurance that the probable reserves set forth in reserve reports by MRDI and MDA for Turquoise Ridge and Shaft Zone will actually be mined and milled on an economic basis, if at all. The MDA and MRDI reports are based upon many assumptions, some or all of which may not prove to be accurate. The failure of any such assumptions to prove accurate may alter the conclusions of MDA's and/or MRDI's report on reserves and may have a material adverse affect on the Company. The resource and reserve estimates were prepared using geological and engineering judgment based on available data. In the absence of underground development, such estimates must be regarded as imprecise and some of the assumptions made may later prove to be incorrect or unreliable. The grade distribution at Turquoise Ridge is between 0.2 to 0.6 ounces per ton. Small changes in cutoff grade can cause large shifts in the reserves. If dilution and/or mining costs related to poor ground conditions or other factors are higher than expected, the reserves could be substantially reduced, resulting in a shortening of mine life and a reduced or negative cash flow.

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

         Spot deferred contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold, on an established future date and at an agreed upon price. The established forward price is equal to the current spot gold price on the day the agreement is signed plus "contango." Contango is equal to the difference between the prevailing market interest rate for cash deposits less the gold lease rate, for comparable periods. The contango rate was from 3.7% to 3.4% per annum for one-month to twelve-month periods at September 30, 1997.

         On the scheduled future delivery date, the seller may deliver physical gold and thereby fulfill the contract, liquidate the contract through the financial market or defer delivery to a future date. If the spot price on the delivery date is greater than the contract price, delivery on the contract may be deferred to a new future date and the gold is sold at the higher spot price. If the spot price is lower than the contract price, the delivery may be made against the contract and the higher contract price is realized. In practice, this generally allows the seller to maximize the price realized. Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango (assuming it is positive) for the next period out to the newly established future delivery date. Generally, the counterparty will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment.

         At September 30, 1997, the Company's outstanding hedge contracts were for 100,000 ounces at an average price of $371 per ounce including estimated future contango. Of these contracts, 60,000 ounces were for delivery in 1998 at a price of $385 per ounce and 40,000 ounces were for delivery in 1999 at a weighted average price of $350 per ounce including estimated future contango. Risk of loss from these forward sales agreements arises from the possible inability of a counterparty to honor contracts and from the Company's potential ability to deliver gold.

         The Company's accounting treatment for hedging is outlined in Notes 2 and 3 to Item 8 "Financial Statements and Supplementary Data" as found in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Other Precious Metal Contract Commitments
         The Company has entered into European call option contracts. European call option contracts are agreements between a seller and a counterparty whereby the counterparty has the right, but not the obligation, to buy gold from the seller at a predetermined price on a predetermined date. The counterparty pays a premium for this right. The premiums are deferred until the option expires or the related transaction occurs at which time the deferred amounts are recognized in income. Risk of loss on European call option contracts exists if the market price were to exceed the exercise price of the option on the date designated in the contract. At September 30, 1997, the Company had outstanding European call option contracts for 70,000 ounces of gold at a weighted average price of $352 per ounce that expire in 1997, 20,000 ounces of gold at a price of $345 per ounce that expire in 1998 and 60,000 ounces of gold at a price of $400 per ounce that expire in 1999.

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

 Current Environmental Laws and Regulations. The Company must comply with environmental standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations. These requirements include regulations under: (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances; (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats; (iii) the Clean Water Act; (iv) the Clean Air Act; (v) the Resource Conservation and Recovery Act for disposal of hazardous waste; (vi) the Migratory Bird Treaty Act; (vii) the Safe Drinking Water Act; (viii) the Federal Land Policy and Management Act; (ix) the National Environmental Policy Act; (x) the National Historic Preservation Act; and many other state and federal laws and regulations.

         The United States Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations under the Resource Conservation and Recovery Act ("RCRA"). The EPA is currently evaluating a Draft Hardrock Mining Framework which, if ultimately implemented, could create a system of federal regulation of the entire mine site focused on water quality and waste management. The requirements being considered by the EPA are very similar to the existing Nevada regulations concerning environmental controls at mine sites. Many of the requirements being considered by the EPA could be duplicative of existing Nevada regulations. The effect of compliance with a new EPA program would depend on the extent to which the substantive or procedural requirements of such new federal regulations would exceed the existing requirements of the Nevada regulations.

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

 Potential Legislation. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended (the "General Mining Law"), to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. This moratorium should not affect the status of the patent applications made by the Company under the General Mining Law before the moratorium was imposed. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of September 30, 1997, no such bills have been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new Federal reclamation, environmental control and other restoration requirements. Royalty proposals have ranged from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. It is anticipated that similar legislation will again be introduced in 1997. If enacted, such legislation could substantially impair the ability of companies to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known, and the potential impact on the Company as a result of future Congressional action is impossible to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Disposal of overburden and mineral processing wastes by the Company occur on both private and federal lands. Exploration activities occur on both private and federal lands. Other legislative initiatives regarding environmental laws potentially applicable to mining include proposals to substantially alter CERCLA, the Clean Water Act, Safe Drinking Water Act, Endangered Species Act and bills which introduce additional protection of wetlands. Adverse developments and operating requirements in these acts could impair the ability of the Company as well as others to develop mineral resources. Revisions to current versions of these bills could occur prior to passage. Thus, the potential impact on the Company of such legislative initiatives is not clear at this time.

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

         In accordance with the State of Nevada Division of Environmental Protection ("NDEP"), the Company has posted a bond of $4.5 million to cover the costs for reclamation of the Getchell Property. As of September 30, 1997, the total estimated restoration costs for the Getchell Property were $5.5 million, of which the Company had accrued $2.7 million. The amount of total estimated restoration costs has increased over time due to more stringent regulation requirements and expanded mining activities and additional increases may occur in the future for the same reasons. The Company has begun reclamation of surface mining disturbances and anticipates an ongoing program of reclamation over the next several years. Activities have included regrading, revegetation and soil stabilization. This includes restoration activities for which bonding must be provided and other restoration costs not included in bonding calculations.

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

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
         The following exhibits are filed herewith and are referred to and incorporated herein by reference to such filings.


10(a)   -    Form of Termination Agreement between the Company and Richard F.
             Nanna.
10(b)   -    Form of Termination Agreement between the Company and G.W.
             Thompson, Donald S. Robson, R. David Russell and Donald O. Miller
             (Company's Termination Agreement with each such individual contains identical provisions to those contained in the form).
10(c)   -    Loan Agreement dated September 5,1997, by and between CIBC INC. and the Company.
27      -    Financial Data Schedule.

     Reports on Form 8-K During the three months ended September 30, 1997 there were no reports filed on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Getchell Gold Corporation

November 3, 1997                 By:  /s/ G. W. Thompson
    Date                         G. W. Thompson
                 President, Chief Executive Officer and Director



November 3, 1997                 By: /s/ Donald S. Robson
    Date                         Donald S. Robson
                   Vice President and Chief Financial Officer
                          (Principal Financial Officer)