Form 10-K405
period 1997-12-31
GETCHELL GOLD CORP
filed 1998-02-24
CIK 824590

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

                  For the fiscal year ended December 31, 1997

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Aggregate market value of the voting stock held by non-affiliates of the registrant, based on the
February 20, 1998 closing price of $19 7/8 on the American Stock Exchange, was approximately $512,000,000.
Common Stock outstanding on February 20, 1998 was 26,784,351 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

INTRODUCTION

    The following discussion of Getchell Gold Corporation's business and properties includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in "Business and Properties" and in "Risk Factors" as found in Item 7 "--Management's Discussion and Analysis of Results of Operations and Financial Condition."

    Getchell Gold Corporation, together with its subsidiary, is referred to herein as the "Company." The Company was incorporated in 1987 by ChemFirst Inc. ("ChemFirst"), (formerly First Mississippi Corporation). After the Company's initial public offering in 1988, ChemFirst held approximately 81% of the Company's common stock. In October 1995, ChemFirst distributed its shares of the Company's common stock to ChemFirst's shareholders in a tax free distribution (the "Spin-Off").

    The Company is a Delaware corporation that is engaged in exploration and production of gold from its 33,000-acre "Getchell Property" located in north central Nevada (see map on page 2). All of the Company's consolidated sales and operating losses and profits have been related to its gold mining activities in the United States.

    The Company's principal executive offices are located at 5460 South Quebec Street, Suite 240, Englewood, Colorado 80111. The Company's telephone number is
(303) 771-9000.

                                 [MAP]

    Map which displays the outline of the Getchell Property, its general locations within the state of Nevada and labels of the various mines, faults and processing facilities.

THE GETCHELL PROPERTY

    GENERAL. The Getchell Property is located in the Potosi Mining District on the eastern side of the Osgood Mountain Range, 43 miles northeast of Winnemucca, Nevada. Access to the property is off Interstate 80 on an all-weather gravel road maintained and used jointly by the Company and various competitors.

    Gold mining commenced at the Getchell Property in the late 1930's and has continued intermittently since that time under several different owners. ChemFirst purchased the inactive property from Conoco Inc. in 1983, at which time ChemFirst began a development program. As of December 31, 1997, the Company had produced over 1.8 million ounces of gold from the Getchell Property.

    Current operations on the Getchell Property include a pressure oxidation ("autoclave") mill facility, a heap leach facility and two underground mines, the "Turquoise Ridge" mine and the "Getchell Underground" mine. Production of development ore at the Turquoise Ridge mine began in the first quarter of 1998 with commercial production expected to be reached no earlier than the third quarter of 1998. There can be no assurance that this development schedule can be achieved. Commercial production at the Getchell Underground mine began in May 1995. Prior to July 1995, and for nine months during 1996, operations on the property also included open pit mining of oxide and sulfide ores. During the year ended December 31, 1997, the Company sold 179,676 ounces of gold as compared to 171,343 ounces of gold in 1996.

    In the years ended December 31, 1997 and 1996, ore for mill feed was primarily derived from the Getchell Underground mine and from low-grade surface stockpile ore, which was built up from the prior open pit mining operations. Approximately 54% of the mill feed for 1997 consisted of this low-grade stockpile ore. In December 1997, in order to conserve cash while at the same time continuing the development of the Turquoise Ridge mine, the processing of low-grade stockpile ore was suspended and the decision was made to focus production at the Getchell Underground mine on the potentially higher grade Northwest Ore Zones.

    PROPERTY INTEREST. The Getchell Property consists of approximately 18,900 acres of unpatented lode and mill site mining claims and 14,100 acres of fee land owned by the Company. Greater than 90% of the Company's current proven and probable reserves are on fee land. Approximately 65% of the Getchell Property, including all current proven and probable reserves, is subject to a royalty payable to a third party equal to 2% of the sales revenues, net of shipping and refining costs.

    GEOLOGY. Gold mineralization on the Getchell Property occurs in a series of discrete zones associated with the north/south-trending Getchell Fault and with the northeast-trending Turquoise Ridge Fault (see maps on pages 2 and 5). Both systems cut through a thick sequence of interbedded early Paleozoic sedimentary and volcanic units that dip at various angles. Intensity of gold mineralization is related to structural complexity and the location of rocks chemically receptive to mineralization. "Mineralization" is a naturally occurring concentration of minerals which may or may not be economically minable.

    Refractory sulfide gold deposits are found at depth along the Getchell Fault and in sedimentary units near the Getchell Fault. Drilling has identified similar gold deposits in folded Paleozoic sedimentary units in contact north and south of the Turquoise Ridge Fault 2,000 feet northeast of the Getchell Fault. Oxidized gold deposits are also associated with the Getchell and Turquoise Ridge Fault zones and with other locations on the Getchell Property, typically occurring as discrete zones at depths shallower than the sulfide mineralization. Additional oxide and sulfide gold mineralization is found in an area known as
Section 13 which is located approximately three miles northeast of the mill site (see map on page 2).

EXPLORATION AND DEVELOPMENT

    The Company's exploration activities are focused on the Getchell Property. Methods employed include drilling, geological mapping, and geophysical and geochemical surveys. The Company's exploration staff includes four full-time geologists. The full-time staff is augmented by consultants and other contract employees as needed. Exploration efforts have been successful in recent years in identifying new gold reserves at the Getchell Underground and Turquoise Ridge mines. Exploration on the remainder of the Getchell Property has indicated deep sulfide mineralization at Hansen Creek, located along the Getchell Fault, and mixed oxide/sulfide mineralization at
Section 13. Several other exploration targets have been identified at the Getchell Property and await exploration drilling.

    GETCHELL UNDERGROUND. Development drilling at the Getchell Underground mine indicates that the ore body remains open at depth and along strike to the north and to the south. Underground drilling in 1997 and 1996 defined new ore bodies now known as the "Northwest Ore Zones" which are located in the foot wall to the north and west of the current Getchell Underground workings. Development of these zones is a high priority because of potentially higher grades than the average grade of the Getchell Underground mine. Additional drilling is planned, on an ongoing basis, to determine the ultimate extent of the mineralization. Such drilling may determine that there are no additional reserves in such zones.

    TURQUOISE RIDGE. Development drilling during 1996 identified a southern extension to the Turquoise Ridge ore body, now known as the Shaft Zone, and by December 1996 sufficient drilling and engineering had been done to establish an additional reserve of 1.3 million contained ounces of gold at an average grade of 0.400 ounces per ton. The Shaft Zone is contiguous with the original Turquoise Ridge reserves as announced at the end of 1995 (see property map on page 5). Drilling in 1997 from both the surface and from underground has further defined the Shaft Zone. Drilling in 1997 from the surface also expanded the Turquoise Ridge deposit to the north, in an area known as the "N" Beds, and discovered a new mineralized zone to the south now known as "Bud Hill." The Company presently intends to initially mine ore from the Shaft Zone.

                                 [MAP]

    Map which displays details of the active mining areas of the Getchell Property including location of proven and probable reserves, shafts, mill facilities, heap leach facilities and other sites.

PROVEN AND PROBABLE ORE RESERVES

    The Company's estimated proven and probable ore reserves were approximately
6.2 million contained ounces at December 31, 1997. At December 31, 1996, estimated reserves totaled 4.5 million contained ounces. During 1997, 0.2 million contained ounces were mined, 0.2 million contained ounces were removed from reserves due to the decline in the gold price used in the reserve calculations, and 2.1 million contained ounces were added through development drilling and exploration. Such reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates of proven and probable gold reserves as of December 31, 1997, are based on a gold price of $350 per ounce. If such estimates were based on a gold price of $325 per ounce, the Company believes such estimated proven and probable gold reserves would not decrease significantly. Calculations with respect to the estimates of proven and probable reserves as of December 31, 1996, were based on a gold price of $400 per ounce.

    The Company's proven and probable ore reserves have been prepared by the Company and verified by two independent mining consulting firms, Mineral Resources Development Inc. ("MRDI") and Mine Development Associates ("MDA"). MRDI confirmed the portion of the "A" Zone reserves identified in the 1995 Turquoise Ridge pre-feasibility study (which reserves at that time equaled 3,712,000 ore tons at a weighted average grade of 0.338 ounces per ton or 1,253,000 contained ounces of gold). Such reserves are included in the "A" Zone reserves in the following chart. All other reserves were confirmed by MDA. For information regarding risks associated with the Company's estimates of its proven and probable reserves, see "Risk Factors--Gold Price Volatility" and "--Reserves" in Item 7--"Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                   PROVEN AND PROBABLE MINABLE RESERVES (1) (2)
------------------------------------------------------------------------------------------------------------------
                                          DECEMBER 31, 1997                          DECEMBER 31, 1996
                              -----------------------------------------  -----------------------------------------
                                             AVERAGE GRADE   CONTAINED                  AVERAGE GRADE   CONTAINED
AREA                            ORE TONS       (OZ/TON)      OUNCES(3)     ORE TONS       (OZ /TON)     OUNCES(3)
----------------------------  ------------  ---------------  ----------  ------------  ---------------  ----------
UNDERGROUND RESERVES
  Turquoise Ridge
    "A" Zone................     3,712,000         0.338      1,253,000     3,712,000         0.338      1,253,000
    Shaft Zone..............     3,756,144         0.398      1,494,128     3,324,000         0.400      1,329,800
    "N" Beds................     3,596,470         0.449      1,615,128       505,700         0.373        188,660
  Getchell Underground......     5,054,775         0.345      1,743,731     5,119,100         0.309      1,582,890
  Other underground.........       --             --             --           184,000         0.278         51,200
                              ------------                   ----------  ------------                   ----------
Total Underground
 Reserves...................    16,119,389         0.379      6,105,987    12,844,800         0.343      4,405,550
                              ------------                   ----------  ------------                   ----------
                              ------------                               ------------
SURFACE RESERVES
  Hansen Creek (Sulfide)....        85,500         0.138         11,800       200,400         0.148         29,600
  Section 13................     1,139,700         0.044         50,240     1,024,800         0.031         32,440
  Stockpile.................       101,256         0.100         10,126       876,030         0.085         74,400
                              ------------                   ----------  ------------                   ----------
Total Surface Reserves......     1,326,456         0.054         72,166     2,101,230         0.065        136,440
                              ------------                   ----------  ------------                   ----------
                              ------------                               ------------
TOTAL PROVEN AND PROBABLE...                                  6,178,153                                  4,541,990
                                                             ----------                                 ----------
                                                             ----------                                 ----------

------------------------------

(1) The term "reserve" means that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.

    The term "proven reserves" means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling and
    (c) the sites for
    inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

    The term "probable reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

(2) Calculated using cut-off grades for 1997 and 1996 as follows: sulfide material not less than 0.200 ounce per ton for underground reserves except for the Turquoise Ridge"A" zone which is not less than 0.250 ounce per ton; sulfide stockpile material not less than 0.075 ounce per ton; oxide material not less than 0.010 ounce per ton cyanide soluble.

    The term "cut-off grade" means the lowest grade of mineralized rock that can be included in the reserve in a given area. Cut-off grades vary depending upon prevailing economic conditions, minability of the area, amenability of the ore to gold extraction, and milling or leaching facilities available.

    Calculations were based on a 15% average mining dilution and an average mine recovery of 95%.

(3) The proven and probable minable ore reserve ounces are "contained" ounces with mining dilution taken into account. Actual ounces expected to be recovered during milling and heap leach processing will be less.

MINES

    TURQUOISE RIDGE MINE. There are two shafts at the Turquoise Ridge mine which provide access to the Shaft Zone reserves and the other Turquoise Ridge reserves. One shaft, which is still under construction, will serve as a production/service shaft and the other shaft is a ventilation shaft and emergency escape-way. At December 31, 1997, sinking of the production/service shaft had reached a depth of 1,281 feet and sinking of the ventilation shaft had reached a depth of 1,710 feet. The ventilation shaft is temporarily bottomed, although the Company may further sink this shaft in the future. Until the production/service shaft is complete, access to the ore body and development drilling will be conducted from the ventilation shaft.

    At December 31, 1997, 6,574 feet of waste development had been completed on three levels located 900, 1,250 and 1,550 feet below the surface at the Turquoise Ridge mine. Underground core drilling began in the third quarter of 1997 with approximately 28,000 feet completed by December 31, 1997.

    Limited development ores were hoisted during December 1997 from the 1550 level, although these ores were not milled until February 1998. Development of the Turquoise Ridge mine has focused primarily on the 1550 level. Development on the 900 and 1250 levels has been limited by an expected three month delay in the completion of a waste and ore transfer borehole from the 900 and 1250 levels to the 1550 level caused by contractor equipment problems. In early 1998, development drilling is being accelerated on the 1250 and 1550 levels in an attempt to mitigate the impact of the borehole delays.

    The Company currently estimates that the expected total capital cost for construction required to bring the Turquoise Ridge underground mine into commercial production at its designed capacity of 2,000 tons of ore per day is $92 million. At December 31, 1997, approximately $56 million of the projected $92 million had been spent. Under the timetable presently contemplated by the Company, commercial production is expected to be reached no earlier than the third quarter of 1998. However, there can be no assurance that the anticipated costs will not exceed $92 million, that the Company's development schedule can be achieved, or that there will not be equipment problems which delay production. See "Risk Factors--Certain Turquoise Ridge Mine Risks" and "Risk Factors--Liquidity" in Item 7 below.

    GETCHELL UNDERGROUND MINE. The Getchell Underground mine is located immediately west of the Turquoise Ridge mine. Access to the ore body is achieved via two portals located in the west wall of the Main Pit which connect to a series of declines to lower levels. Ore and waste is moved to the surface by truck.

    The Company employs the "drift and fill" mining method in the Getchell Underground mine, which the Company has determined is appropriate for the ground conditions currently being encountered. This mining method involves mining a section of ore, which is then backfilled with cemented aggregate prior to the mining of the next contiguous section of the ore body. Higher productivity mining methods are currently being used on a test basis in the Northwest Ore Zones due to better ground conditions in the zone. Two of the higher productivity mining methods currently being used in the Northwest Ore Zones are drift and bench mining and longhole stoping.

PROCESSING FACILITIES AND OPERATIONS

    MILL. The Company's mill began operating in February 1989. Economic gold recoveries from the sulfide ores on the Getchell Property are obtained by a pressure oxidation process known as autoclaving, prior to treatment by conventional carbon-in-leach ("CIL") processes. The mill uses high temperature, high pressure autoclaves to oxidize sulfides in the ore. The Company believes that autoclaves are presently the most effective available method for milling the Getchell Property sulfide ores.

    Ore is processed through various grinding circuits, with a fine grinding circuit having been added in the fourth quarter of 1997 to improve mill recoveries. After crushing and grinding, the ore is thickened to form an ore slurry, treated with sulfuric acid to remove carbonate minerals and then preheated. The preheated ore slurry then enters the autoclaves where temperature and pressure are increased and oxygen is added to oxidize the sulfide minerals. After the ore slurry leaves the autoclaves, limestone and lime are added to adjust the pH level and sodium cyanide is added in small amounts to leach the gold from the ore slurry. The ore slurry is then transferred to a conventional CIL circuit where the dissolved gold is absorbed onto carbon granules. Loaded carbon granules are periodically removed from the CIL circuit and processed to strip the gold. The stripping process culminates in a gold precipitate which is collected in filter presses and smelted into dore bars. The dore bars are shipped from the Getchell Property for further processing by an independent refinery.

    As a result of suspending processing of the low-grade surface stockpile ore in December 1997, the Company anticipates operating two of its three autoclaves intermittently during the first and second quarters of 1998. Full mill production is expected no earlier than the fourth quarter 1998 depending on increased mine production from the new Northwest Ore Zones in the Getchell Underground mine and from the Turquoise Ridge mine. In connection with anticipated commercial production at the Turquoise Ridge mine, the Company currently intends to increase mill throughput capacity from 3,200 tons per day to 4,200 tons per day. There can be no assurances as to the timing and levels of production achieved at the mill or from the Getchell Underground or Turquoise Ridge mines.

    HEAP LEACH. Heap leaching is a process used to recover gold from naturally oxidized, permeable ores. The process involves heaping the ore on an impermeable pad and applying a weak cyanide solution to the top of the heap. As the solution percolates through the heap, gold is leached from the ore. The gold bearing solution is recovered as it seeps from the bottom of the pile and the solution is treated to recover the gold. Since gold recovery rates from heap leaching are lower than from conventional CIL milling, this process is not usually applied to high-grade ore. In such higher-grade ore, the value of the incremental gold recovered through the milling process typically more than offsets the higher cost of the milling process.

    Oxide ores from several pits on the Getchell Property were mined and leached from 1985 until December 1997. In 1995, full-time oxide ore mining was discontinued as reserves which could be processed at the existing heap leach facility were exhausted. Final leaching from the existing facility is scheduled for 1998, at which time permanent closure of the facility is expected to begin. Costs for such closure have been included in the estimate for reclamation, for which accruals are being made. Various small oxide deposits are still known to exist on the Getchell Property, but any future heap leaching would be done in a newly constructed facility which is not currently planned.

    ANCILLARY FACILITIES AND RAW MATERIALS. Oxygen used in the autoclave process is supplied under a long-term agreement by an independent contractor which owns and operates a plant at the Company's mill site. The agreement has a remaining term of approximately six years. Payments for the oxygen totaled

$1.8 million in 1997. Supplemental liquid oxygen has been purchased and delivered via truck during periods of down time at the oxygen plant and during times of higher mill throughput resulting in oxygen needs exceeding the oxygen plant capacity. Liquid oxygen purchases were immaterial during 1997.

    Electricity is provided by an independent utility company under an electric services agreement. The mill uses reclaimed water pumped from the tailings pond and from the dewatering of the pits and underground mines. Makeup water for the milling process comes from two wells located on the Getchell Property approximately four miles from the mill. A limestone deposit located on the Getchell Property is mined and stockpiled for use in the milling process.

    Other materials necessary in the milling process, such as sodium hydroxide, sulfuric acid, lime, carbon, propane and sodium cyanide are available for purchase from more than one supplier and are hauled by rail and truck to the Getchell Property. These materials may be subject to shortages from time to time, resulting in higher costs. Where practicable, the Company seeks to enter into long term contracts to assure continuing supplies and to minimize costs of such materials.

    The Company has constructed a tailings dam and pond on 316 acres of land on the Getchell Property. In 1997 the Company completed an additional lift, thereby increasing the capacity at the tailings pond. Additional lifts to increase capacity will be constructed as needed. The pond is lined with a plastic liner and is designed to accommodate water run-off from a "100-year flood" event and reasonably expected seismic activity for the site.

PRODUCTION

    The following table sets forth selected information about the Company's production data:

                                                                       YEARS ENDED DECEMBER
                                                                               31,
                                                                      ----------------------
                                                                         1997        1996
                                                                      ----------  ----------
Ounces of gold sold.................................................     179,676     171,343
Average realized price per ounce....................................  $      361  $      396
Cash cost per ounce produced........................................  $      418  $      402
Getchell Underground mine:
  Ore mined (dry tons)..............................................     500,459     424,156
  Ore mined per operating day (dry tons)............................       1,410       1,188
  Average grade of ore mined (ounces per ton).......................       0.313       0.302
Milling:
  Production (ounces)...............................................     176,967     163,580
  Ore milled (dry tons).............................................   1,085,099   1,119,547
  Average grade of ore milled (ounces per ton)......................       0.187       0.162
  Ore milled per calendar day (dry tons)............................       2,973       3,059
  Gold recovery.....................................................        87.9%       88.7%
Leaching:
  Production (ounces)...............................................       2,709       7,763
  Ore processed (dry tons)..........................................          --(a)    874,753
  Average grade of ore processed (ounces per ton)...................          --(a)      0.019

------------------------

(a) No ore was placed on the heap leach pads in 1997.

    The following table sets forth the source and grade of mill feed for the years ended December 31, 1997 and 1996:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------------
                                                        1997                                   1996
                                        -------------------------------------  -------------------------------------
                                                                 AVERAGE                                AVERAGE
                                             DRY TONS             GRADE             DRY TONS             GRADE
                                            PROCESSED       (OUNCES PER TON)       PROCESSED       (OUNCES PER TON)
                                        ------------------  -----------------  ------------------  -----------------
Getchell Underground ore..............          500,285             0.313              418,972             0.301
Stockpile ore.........................          584,814             0.082              700,575             0.082
                                             ----------             -----           ----------             -----
    Total Sulfide Ore.................        1,085,099             0.187            1,119,547             0.162
                                             ----------             -----           ----------             -----
                                             ----------             -----           ----------             -----

SALES AND MARKETING

    During the year ended December 31, 1997, the Company's dore was refined under contract with Metalor USA Refining Corporation ("Metalor") of North Attleborough, Massachusetts, a wholly owned subsidiary of Swiss Bank Corporation. The refined gold was sold to Metalor. The Company believes that there are a number of potential refiners and purchasers in addition to the one currently being used.

HEDGING ACTIVITIES AND OTHER PRECIOUS METAL CONTRACT COMMITMENTS

    Precious metal contracts consist of spot deferred, forward sales, call option and lease rate swap contracts. The Company currently uses spot deferred and forward sales contracts to mitigate the impact on earnings and cash flows of decreases in gold prices. These transactions have been designated as hedges of the price of future production and are accounted for as such, with the recognition of any gains or losses in sales when the related gold production is delivered. Risk of loss on the spot deferred and forward sales contracts arises from the possible inability of a counterparty to fulfill its obligations under the contracts and from the Company's potential inability to deliver gold, although non-performance by the counterparty to the contracts is not anticipated.

    Spot deferred and forward sales contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold on an established future date and at an agreed upon price. The established forward price is equal to the current spot gold price on the day the agreement is signed plus "contango." Contango is equal to the difference between the prevailing market interest rate for cash deposits less the gold lease rate, for comparable periods. The contango rate was approximately 4% per annum for one-month to twelve-month periods at December 31, 1997.

    On the scheduled future delivery date, the seller may deliver physical gold and thereby fulfill the contract, liquidate the contract through the financial market by purchasing an equivalent amount of gold, or with respect to a spot deferred contract, defer delivery to a future date. If the spot price on the delivery date is greater than the contract price, delivery on the contract may be deferred to a new future date and the gold is sold at the higher spot price. If the spot price is lower than the contract price, the delivery may be made against the contract and the higher contract price is realized. In practice, this generally allows the seller to maximize the price received. Each time a seller defers delivery, the forward sales price is increased by the then prevailing contango (assuming it is positive) for the next period to the newly established future delivery date. Generally, the counterparty will allow the seller to continue to defer contract deliveries providing that there is sufficient scheduled production from proven and probable reserves to fulfill the commitment and the counterparty can borrow the gold.

    At December 31, 1997, the Company's outstanding spot deferred contracts were for 130,000 ounces at an average price of $336 per ounce, including estimated future contango. Of these contracts, 110,000 ounces were for delivery in 1998 at a weighted average price of $342 per ounce, including estimated future contango, and 20,000 ounces were for delivery in 1999 at a weighted average price of $302 per ounce, including estimated future contango.

    Additionally, in November 1997, the Company entered into a forward sales contract covering the sale of 250,000 ounces of gold and with an option by the counterparty to purchase up to an additional 225,000 ounces of gold, if the gold price equals or exceeds certain price increments. The agreement calls for the Company to deliver 50,000 gold ounces on December 31 in each of the years 1998 through 2002 and up to an additional 75,000 ounces of gold in each of the years 2000 to 2002. Deliveries in 1998 and 1999 will be at approximately $355 per gold ounce, while deliveries in 2000 through 2002 will be at approximately $343 per ounce. These forward selling prices assume a constant future gold lease rate of 2%. The actual forward prices under the contract are adjusted up or down based on the actual future gold lease rate. The option feature of the contract is similar to a written call option. The premium related to the option feature is included in the forward sales price of the 250,000 ounces of gold.

    For accounting purposes, the contract sales price of the 250,000 ounces of gold will be allocated between the forward sales component of the contract and the premium for the embedded option. The revenue associated with the forward sales component of the contract will be recognized when the gold is delivered. The option premium portion of the forward sales price is deferred, adjusted for changes in market value of the option, and recognized in earnings when the option expires or is exercised.

    The option feature of the contract specifies that if the gold spot price equals or exceeds certain price increments, then the Company will sell an additional amount of gold at a specified price. If at any time on or between December 27, 1997 and December 27, 2000, the gold spot market price equals or exceeds a price increment, the Company will deliver 15,000 ounces of gold at $343 per ounce deliverable on December 31 in each of the years 2000, 2001 and 2002. The price increments are $380, $387, $394, $401 and $408. In total, if all five price increments are equaled or exceeded prior to December 27, 2000, the Company would be required to deliver 75,000 ounces at December 31 in each of the years 2000, 2001 and 2002.

    If any price increment has not been equaled or exceeded prior to or on December 27, 2000 but is equaled or exceeded during the period beginning after December 27, 2000 up to or on December 27, 2001, then if the gold spot market price equals or exceeds the price increment during the period, the Company will deliver 15,000 ounces of gold at $343 per ounce deliverable on December 31, in both 2001 and 2002. Similarly, if any price increment has not been equaled or exceeded prior to or on December 27, 2001, but is equaled or exceeded during the period beginning after December 27, 2001 up to or on December 27, 2002, then if the gold spot market price equals or exceeds the price increment during the period, the Company will deliver 15,000 ounces of gold at $343 per ounce deliverable on December 31, 2002.

    At December 31, 1997, the Company had outstanding European call option contracts for 55,000 ounces of gold at a price of $343 per ounce which expire in 1998 and contracts for 60,000 ounces of gold at a price of $400 per ounce which expire in 1999. European call option contracts are agreements between a seller and a counterparty whereby the counterparty has the right, but not the obligation, to buy gold from the seller at a predetermined price on a predetermined date. The counterparty pays a premium for this right. The premiums are deferred until the option expires or the related transaction occurs at which time the deferred amounts are recognized in income. Risk of loss on European call option contracts exists if the Company is unable to deliver the required quantity of gold and the market price were to exceed the exercise price of the option on the date designated in the contract.

    The Company's accounting treatment for hedging and other precious metal contract commitments is outlined in Notes 2 and 3 to the Company's consolidated financial statements included in Item 8-- "Financial Statements and Supplementary Data."

GOVERNMENT REGULATION

    SAFETY. The mining operations of the Company are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration

("OSHA") also has jurisdiction over safety and health standards not covered by MSHA. It is the Company's policy to comply with applicable directives and regulations of MSHA and OSHA.

    On January 15, 1997, a mine site accident involving a loader resulted in the death of a Company employee. As required by federal law, MSHA officials investigated the accident. MSHA issued seven enforcement actions, one of which was subsequently vacated. The maximum civil penalties for which the Company could be assessed as the result of such actions is $0.3 million. MSHA is also conducting a special investigation to determine whether knowing and/or willful violations on the part of the Company or any agent, officer or director of the Company occurred. The result of that investigation is unknown, but could result in criminal penalties for the Company and/or civil or criminal penalties for agents, officers, or directors of the Company. While management of the Company believes that the results of the investigation will not have a material adverse effect on the Company, no assurance can be given that the outcome of this investigation will not have such an effect.

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

    CURRENT ENVIRONMENTAL LAWS AND REGULATIONS. The Company must comply with environmental standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations. These requirements include regulations under: (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"or "Superfund") which regulates and establishes liability for the release of hazardous substances; (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats; (iii) the Clean Water Act; (iv) the Clean Air Act; (v) the Resource Conservation and Recovery Act for disposal of hazardous waste; (vi) the Migratory Bird Treaty Act; (vii) the Safe Drinking Water Act; (viii) the Federal Land Policy and Management Act; (ix) the National Environmental Policy Act; (x) the National Historic Preservation Act; and (xi) many other state and federal laws and regulations.

    The United States Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations such as the Company's, whose mineral extraction and beneficiation wastes are not regulated as hazardous wastes under the Resource Conservation and Recovery Act ("RCRA"). In September 1997, the EPA issued its National Hardrock Mining Framework. The Framework focuses on the EPA's use of its existing authorities other than RCRA to address environmental concerns posed by hardrock mining. The Company does not anticipate that the Framework will have a material adverse effect on the Company.

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

    POTENTIAL LEGISLATION. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended (the "General Mining Law"), to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. This moratorium should not affect the status of the patent applications made by the Company under the General Mining Law before the moratorium was imposed. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of February 20, 1998, no such bills have been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new Federal reclamation, environmental control and other restoration requirements. Royalty proposals have ranged from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. If enacted, such legislation could substantially impair the ability of companies to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known, and the potential impact on the Company as a result of future Congressional action is impossible to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Disposal of overburden and mineral processing wastes by the Company occur on both private and federal lands. Exploration activities also occur on both private and federal lands. Other legislative initiatives relating to environmental laws potentially applicable to mining include proposals to substantially alter CERCLA, the Clean Water Act, Safe Drinking Water Act, and the ESA, bills which introduce additional protection of wetlands and various initiatives to increase the regulatory control over exploration and mining activities. Adverse developments and operating requirements resulting from these initiatives could substantially impair the economic ability of the Company, as well as others, to develop mineral resources. Because none of these bills have passed and because revisions to current versions of these bills could occur prior to passage, the potential impact on the Company of such legislative initiatives is not known at this time.

ENVIRONMENTAL MATTERS AND SAFETY

    ENVIRONMENTAL LIABILITY. The Company is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of the Company's mineral exploration, development and production.

    The gold ore located on the Getchell Property and the existing tailings ponds and waste dumps located on the Getchell Property contain relatively high levels of arsenic, and the milling of such ore involves the use of other toxic substances, including, but not limited to, sodium cyanide, sodium hydroxide, sulfuric acid and nitric acid.

    Environmental liability also may result from mining activities conducted by others prior to the Company's ownership of a property. Historic mining disturbances, facilities, waste materials and other discrete areas of potential contamination associated with gold, tungsten, and molybdenum production between 1937 and 1969 by previous owners and operators are encompassed within the area of the Company's Getchell Property operations. Under CERCLA and other federal, state and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property or other property to which such substances may have migrated. Such laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with its current or prior ownership or operation of property or facilities, the Company may be potentially liable for any such costs or liabilities. Although the Company is currently not aware of any material environmental claims pending or threatened against it, no assurance can be given that a material environmental claim will not be asserted against the Company.

    Restoration of certain areas of historic disturbance and contamination has been undertaken in conjunction with current mining operations and has been incorporated into the Company's state permits in coordination with the federal land management agency. Such restoration will not necessarily result in removal of all hazardous substances located on the Getchell Property nor will it relieve the Company of all potential liability for such substances under CERCLA or similar laws.

    To the extent the Company is subject to environmental liabilities, the payment of such liabilities or the costs which must be incurred to remedy environmental pollution would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Should the Company be unable to fully remedy an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on the Company. Insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) has not been purchased by the Company as it is not generally available at a reasonable price.

    ENVIRONMENTAL PERMITS. All of the Company's exploration, development and production activities are subject to regulation under one or more of the various state and federal environmental laws and regulations. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and restoration of lands which are disturbed by mining. Many of the regulations require permits to be obtained for the Company's activities. The Company maintains permits required for its facilities and operations which provide for ongoing compliance and monitoring. Some of the permits include Bureau of Land Management Plan of Operations No. N24-87-003P; EPA Hazardous Waste Facility No. NVD986774735; Nevada water pollution control permits NEV86014 (for mining and mineral processing) and NEV95113 (for excess mine water disposal); Nevada reclamation permit 0105; and Nevada air quality permit AP1041-0292. These permits must be updated and reviewed from time to time, and normally are subject to environmental impact analyses and public review processes prior to approval of the activity. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of the Company's business, causing those activities to be economically re-evaluated at that time.

    ENVIRONMENTAL COMPLIANCE AND CAPITAL COSTS. It is estimated that with respect to the Company's operations, compliance with federal, state and local regulations relating to the discharge of material into the environment, or otherwise relating to the protection of the environment, required capital expenditures of approximately $4.2 million in 1997 including $3.8 million on the tailing facilities and $0.4 million on other facilities. It is estimated that the Company will require approximately $1.7 million of capital expenditures for environmental compliance in 1998 primarily in the mill facility.

    RESTORATION. The Company accrues expenses over the productive life of its mine for anticipated costs associated with restoration of the mine site. Activities which result in restoration costs include the permanent closure of the mining and mineral processing operations and the reclamation of the disturbed land to a productive use. This includes restoration of historic and current mining and mineral processing operations and associated land disturbances. Restoration takes place concurrent with and after the productive life of mining operations. Activities which result in restoration costs after permanent closure and reclamation primarily relate to monitoring and other post mining management activities.

    The uncertainties related to future restoration costs result from unknown future additional regulatory requirements, significant new facilities or surface disturbances, and the potential for recognition in the future of additional activities needed for restoration. The technologies for restoration are evolving.

Periodic review of the activities and costs for restoration, and consequent adjustments to the ongoing accrual, are conducted. The Company has programs of evaluating various restoration technologies during mining and milling operations. The Company has begun restoration of the Getchell property, conducts concurrent restoration and anticipates an ongoing program of concurrent restoration over the productive life of the mining operations. Restoration activities have included regrading, fertilizing, mulching, seeding, live planting, monitoring and restoration research.

    In accordance with applicable State and Federal laws, the Company has posted a reclamation bond of $4.5 million to cover the costs for reclamation of the Getchell Property. Current submittals to expand the existing tailing facility are expected to increase the bond requirements to approximately $9.0 million. As of December 31, 1997, the total estimated restoration costs for the Getchell Property were $8.7 million, of which the Company had accrued $2.7 million. The amount of total estimated restoration costs has increased over time due to expanded mining activities, requirements for restoring expanded tailing disposal areas, and more stringent regulatory requirements. Additional increases may occur in the future for the same reasons.

    SAFETY. The Company incurred compliance costs of $0.9 million during the year ended December 31, 1997 related to safety department operations, safety training and industrial hygiene.

EMPLOYEES

    At December 31, 1997, the Company had 437 employees, none of which are unionized. In December 1997, as a result of changes to operations, the Company reduced its workforce by 82 full-time employees, or 16% of the total workforce.

    The Company faces competition from other mining companies in connection with the recruitment and retention of qualified employees. The Company maintains an ongoing evaluation of the labor market for qualified mining industry employees.

ITEM 3. LEGAL PROCEEDINGS

    There are no pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the American Stock Exchange and on The Toronto Stock Exchange under the symbol "GGO." In a cost savings measure, the Company voluntarily requested to be delisted from The Toronto Stock Exchange. Such request has been acknowledged and shall be effective at the close of business on February 26, 1998. After February 26, 1998, the Company will continue to be listed on the American Stock Exchange.

    Provided in the table below are the high and low recorded prices of the Company's common stock on the American Stock Exchange for periods after June 24, 1996 and on the Nasdaq National Market for prices prior to June 25, 1996. No dividends have been declared since the Company's initial public offering in May 1988, and dividends are not anticipated for the foreseeable future. The Company intends to retain earnings to support current operations and to fund exploration and development projects. There were approximately 4,050 stockholders of record as of February 20, 1998.

1996                                                                           HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter..............................................................  $   29.25  $   21.75
Second Quarter.............................................................  $   41.00  $   27.13
Third Quarter..............................................................  $   50.25  $   30.50
Fourth Quarter.............................................................  $   48.00  $   37.38
1997
---------------------------------------------------------------------------
First Quarter..............................................................  $   51.50  $   32.00
Second Quarter.............................................................  $   43.50  $   34.25
Third Quarter..............................................................  $   41.00  $   29.38
Fourth Quarter.............................................................  $   42.25  $   19.50
1998
---------------------------------------------------------------------------
First Quarter (through February 20)........................................  $   26.44  $   17.81

ITEM 6.  SELECTED FINANCIAL DATA (In thousands, except per share)

                                                   YEAR ENDED DECEMBER     SIX MONTHS
                                                           31,               ENDED            YEAR ENDED JUNE 30,
                                                  ----------------------  DECEMBER 31,  --------------------------------
                                                     1997        1996         1995         1995       1994       1993
                                                  ----------  ----------  ------------  ----------  ---------  ---------
FOR THE PERIODS ENDED:
Net Sales.......................................  $   64,797  $   67,878   $   34,425   $   71,485  $  95,150  $  78,773
                                                  ----------  ----------  ------------  ----------  ---------  ---------
                                                  ----------  ----------  ------------  ----------  ---------  ---------
Income (loss) before cumulative effect of change
  in accounting principle.......................  $  (19,427) $  (13,952)  $   (5,027)  $  (18,357) $   4,299  $  (2,469)
Cumulative effect of change in accounting
  principle.....................................      --          --           --           --          1,350     --
                                                  ----------  ----------  ------------  ----------  ---------  ---------
Net income (loss)...............................  $  (19,427) $  (13,952)  $   (5,027)  $  (18,357) $   5,649  $  (2,469)
                                                  ----------  ----------  ------------  ----------  ---------  ---------
                                                  ----------  ----------  ------------  ----------  ---------  ---------
Income (loss) per common share--basic and
  assuming dilution:
Before cumulative effect of change in accounting
  principle.....................................  $    (0.73) $    (0.54)  $    (0.25)  $    (1.01) $    0.24  $   (0.14)
Cumulative effect of change in accounting
  principle.....................................      --          --           --           --           0.07     --
                                                  ----------  ----------  ------------  ----------  ---------  ---------
Net income (loss)...............................  $    (0.73) $    (0.54)  $    (0.25)  $    (1.01) $    0.31  $   (0.14)
                                                  ----------  ----------  ------------  ----------  ---------  ---------
                                                  ----------  ----------  ------------  ----------  ---------  ---------
AT END OF PERIOD:
Total assets....................................  $  238,487  $  208,808   $  210,493   $   85,120  $  88,747  $  92,238
Long-term debt, including current portion.......  $   27,057  $   25,336   $   23,783   $   40,900  $  29,339  $  33,435
Stockholders' equity............................  $  179,895  $  151,222   $  164,264   $   31,744  $  49,719  $  44,068

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

    The information set forth in this discussion and analysis includes "forward looking statements" within the meaning of Section 21E of the Exchange Act and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in "Risk Factors."

    On October 20, 1995, ChemFirst distributed its 81% interest in the Company to ChemFirst shareholders. In September 1995, the Company changed its fiscal year end from June 30 to December 31. On June 25, 1996, the Company changed its corporate name from FirstMiss Gold Inc. to Getchell Gold Corporation and changed its state of incorporation from Nevada to Delaware.

RESULTS OF OPERATIONS

    The following Consolidated Statement of Operations includes results for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the year ended June 30, 1995, and are derived from the Financial Statements of the Company, which have been audited by KPMG Peat Marwick LLP, whose report thereon is included herein. Because the Company changed its fiscal year end from June 30 to December 31 in 1995, unaudited consolidated statement of operations data for the year ended December 31, 1995 has been included for comparability.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Net sales.....................................................................  $   64,797  $   67,878  $   67,884
Cost of sales.................................................................      86,320      78,784      69,972
                                                                                ----------  ----------  ----------
  Gross margin................................................................     (21,523)    (10,906)     (2,088)

General and administrative expenses...........................................       5,515       4,669       3,531
Exploration expenses..........................................................       1,537       3,580       2,106
Abandonment and impairment of mineral properties..............................      --          --          11,531
                                                                                ----------  ----------  ----------
  Loss from operations........................................................     (28,575)    (19,155)    (19,256)

Interest expense, net of capitalized interest.................................        (839)     (1,082)     (3,680)
Interest and other income.....................................................       4,055       5,415         981
                                                                                ----------  ----------  ----------
  Loss before income taxes....................................................     (25,359)    (14,822)    (21,955)
Income tax benefit (provision)................................................       5,932         870        (109)
                                                                                ----------  ----------  ----------
  Net loss....................................................................  $  (19,427) $  (13,952) $  (22,064)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Loss per common share--basic and assuming dilution............................  $    (0.73) $    (0.54) $    (1.16)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Weighted average number of shares outstanding--basic and assuming dilution....      26,571      25,727      19,035
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

    The Company reported a net loss of $19.4 million ($0.73 per share) in 1997, compared with a net loss of $14.0 million ($0.54 per share) in 1996 and a net loss of $22.1 million ($1.16 per share) in 1995. Although the Company reported increased production, lower exploration expense and a higher tax benefit, lower realized gold prices and higher operating costs for 1997 resulted in an increased net loss as compared to 1996. Results for 1995 included non-cash impairment and abandonment charges of $11.5 million.

    Sales revenue of $64.8 million in 1997 decreased from $67.9 million reported in both 1996 and 1995. The Company hedged a portion of its production in all three years, which resulted in higher realized prices than the average market prices.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Ounces of gold sold..............................................................    179,676    171,343    171,194
Average realized price per ounce.................................................  $     361  $     396  $     397
Average market price per ounce...................................................  $     328  $     387  $     385

    The effects of the changes in the average realized price per ounce and the annual ounces of gold sold on sales revenues between years are reflected in the following table (in millions):

                                                                                1997 VS.   1996 VS.
                                                                                  1996       1995
                                                                                ---------  ---------
Increase (decrease) in sales revenue due to:
  Realized price..............................................................  $    (6.1) $    (0.1)
  Gold sold...................................................................  $     3.0  $     0.1

    The increase in the ounces sold in 1997 as compared to 1996 and 1995 resulted from improvements in the underground mining operations, which improved the overall grade of ore milled. Production is expected to increase in 1998 upon the completion of the Turquoise Ridge mine. There can be no assurance that this development schedule can be achieved. Once the Company begins processing Turquoise Ridge mine development ore, net revenues will be offset against the capital costs of the Turquoise Ridge mine until it is declared to be in commercial production, which is expected no earlier than the third quarter of 1998.

    Mill feed for 1997 consisted of approximately 46% Getchell Underground ore compared to approximately 38% in 1996, with the remaining mill feed in both years coming from low-grade stockpile ore. Gold recovery rates decreased slightly in 1997 from 1996 as a result of lower recovery rates from the processing of low-grade stockpile ore in 1997. A fine-grind plant was added to the mill in December 1997 which is intended to increase throughput and improve recovery.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1997        1996        1995
                                                                             ----------  ----------  ----------
Ore milled (dry tons)......................................................   1,085,099   1,119,547   1,169,950
Average grade of ore milled (ounces per ton)...............................       0.187       0.162       0.165
Gold recovery..............................................................       87.9%       88.7%       88.7%

    Increased underground ore production at the Getchell Underground mine in 1997 as compared to 1996 and 1995 was principally the result of the introduction of long-hole stoping in certain parts of the Getchell Underground mine in the first quarter of 1997.

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Getchell Underground ore mined (dry tons)....................    500,459    424,156    252,005
Getchell Underground ore mined per operating day (dry
  tons)......................................................      1,410      1,188        710
Average grade of ore mined (ounces per ton)..................      0.313      0.302      0.308

    Cost of sales was $86.3 million in 1997, up from $78.8 million in 1996 and $70.0 million in 1995, and cash costs per ounce produced were $418, $402 and $359 for the three periods, respectively. Underground mining and mine site general and administrative ("G&A") costs were higher in 1997 as compared to 1996, increasing cost of sales and cash cost per ounce. Increases in underground mining costs were related to higher maintenance costs, as well as the effects of the flooding and fatality in the first quarter of 1997. Mine site G&A costs have risen primarily due to increased support services as the Company expands its operations. Milling costs, surface mining and royalties were lower in 1997 as compared to 1996 due to increased discounts in 1997 under an acid purchase agreement, decreased surface mining activity and lower gold prices, respectively. Cost of sales also includes higher depreciation and depletion costs in 1997 as compared to 1996 reflecting the addition of assets throughout 1996, mostly at the mill and in the Getchell Underground operation. The increase in cost of sales and the cash costs per ounce in 1996 over 1995 is due to higher mining, milling and G&A costs. The increased costs were the result of shifting from primarily open pit operations in 1995 to primarily underground operations in 1996 and an increase in the scope of the operations in 1996 as compared to 1995. Higher depreciation costs also contributed to the increase in cost of sales in 1996.

    Corporate G&A costs were $5.5 million in 1997 versus $4.7 million in 1996 and $3.5 million in 1995. The increase in corporate G&A costs in 1997 over 1996 was primarily due to $0.8 million of non-cash compensation expense associated with the grant in February 1997 of stock appreciation rights ("SARS") for certain corporate executives and key employees. The Board of Directors of the Company authorized the granting of these SARS under the Company's 1996 Long Term Equity Incentive Plan with respect to 75,983 shares at a weighted average option price of $8.21 per share. Compensation with respect to stock appreciation rights is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of the Company's Common Stock. Accordingly, the Company's future quarterly financial results will reflect additional compensation expense if the market price of the Common Stock increases from the end of the preceding quarter or an offset to compensation expense if the market price decreases from the end of the preceding quarter. The increase in corporate G&A in 1996 compared to 1995 reflected increased corporate activities, including additional costs for investor relations and professional services, following the October 1995 Spin-Off from ChemFirst.

    Exploration expenses totaled $1.5 million in 1997, $3.6 million in 1996 and $2.1 million in 1995. Lower exploration expenses in 1997 than in 1996 and 1995 reflected the Company's current focus on the delineation and expansion of known ore zones, for which drilling expenditures are capitalized. Exploration and development drilling expenditures combined were $8.1 million, $6.9 million and $8.5 million in 1997, 1996 and 1995, respectively.

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

    Net interest expense was $0.8 million in 1997 compared to $1.1 million in 1996 and $3.7 million in 1995. Net interest expense in 1997 and 1996 was lower than 1995 due to lower debt balances with ChemFirst and higher capitalized interest associated with the Company's current development projects, primarily Turquoise Ridge.

    Interest and other income of $4.1 million in 1997 decreased from $5.4 million in 1996 due to lower cash and cash equivalent balances. Interest and other income in 1996 increased from $1.0 million in 1995 as a result of interest earned on proceeds from the 1995 equity offering.

    An analysis of tax attributes completed in connection with the 1996 tax return in the fall of 1997 and long-range tax planning undertaken in the fourth quarter of 1997 indicated that it is more likely than not that the Company will be able to utilize a larger portion of its Federal net operating loss carryforwards than previously estimated. As a result, the Company adjusted the valuation allowance for deferred tax assets and recorded a tax benefit of $5.9 million in the fourth quarter of 1997. A $0.9 million tax benefit was recognized on the pretax loss in the first quarter of 1996. An income tax provision of $0.1 million was recognized in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities was $9.1 million in 1997 as compared to cash provided by operations of $1.8 million in 1996, primarily as a result of the increase in the net loss reported for the period, adjusted for non-cash charges. Cash used in operating activities was $6.3 million for the six months ended December 31, 1995.

    Cash used for investing activities increased in 1997 to $66.8 million from $51.7 million in 1996 primarily due to increased capital expenditures related to the Turquoise Ridge mine. Cash used for investing activities in the six months ended December 31, 1995 were $10.7 million.

    Cash provided by financing activities was $46.0 million in 1997 as compared to cash used of $0.6 million in 1996. The Company received $47.7 million in net proceeds from a public offering of its common stock in March 1997. Cash provided by financing activities in the six months ended December 31, 1995 were $131.1 million. The principal balance of the Company's promissory note to ChemFirst was $26.9 million at December 31, 1997. Principal and all accrued interest is due on September 22, 2000 or upon a change in control of the Company.

    Cash and cash equivalents at December 31, 1997 were $34.2 million. In February 1998, the CIBC Inc. informed the Company that no amounts are available or are expected to become available for borrowing under the Company's $25 million credit facility. The Company has not borrowed under this facility since it was established in 1997. In addition, the Company does not expect cash flow from operating activities earlier than the third quarter, although there can be no assurance that there will be cash flow from operations after that time.

    As of December 31, 1997, the Company estimates that completion of the Turquoise Ridge mine will require additional expenditures of approximately $36 million and projects that it will not have sufficient internal funds for such completion. In addition, the Company expects to expend approximately $16 million for additional capital expenditures in 1998 related to mill improvements, the Getchell Underground mine, equipment and development drilling. The Company also intends to increase mill capacity from 3,200 tons per day to 4,200 tons per day which would require approximately $25 million commencing in late 1998 through planned completion in 1999. The Company's planned exploration activities would also require additional funds in 1998.

    In order to finance these expenditures, together with its operating activities, the Company will require additional equity or debt financing. While the Company believes it can obtain such financing, there can be no assurance that such financing will be available on a timely basis or on acceptable terms, if at all. In the event that such financing is not obtained on a timely basis, the Company would be forced to delay completion of the Turquoise Ridge mine, as well as certain other expenditures, which would have a material adverse effect on the Company.

YEAR 2000

    In 1997, the Company commenced a year 2000 date conversion project. The project addresses the effects the year 2000 will have on all hardware and software and the resulting upgrades and/or purchases that may be required. The Company expects to complete an analysis of its current hardware and software by March 1998. The estimated cost of upgrades and/or purchases that may be required and the time line for implementation are expected to be determined at that time. Based upon the findings through December 31, 1997, the estimated costs of upgrades and purchases, including expenditures through December 31, 1997, are not significant.

RISK FACTORS

    READERS SHOULD CAREFULLY CONSIDER THE RISK FACTORS SET FORTH BELOW, AS WELL AS ALL OF THE OTHER INFORMATION IN THIS DOCUMENT.

LIQUIDITY

    Cash and cash equivalents at December 31, 1997 were $34.2 million. In February 1998, the CIBC Inc. informed the Company that no amounts are available or are expected to become available for borrowing under the Company's $25 million credit facility. In addition, the Company does not expect cash flow from operating activities earlier than the third quarter, although there can be no assurance that there will be cash flow from operations after that time.

    As of December 31, 1997, the Company estimates that completion of the Turquoise Ridge mine will require additional expenditures of approximately $36 million and projects that it will not have sufficient internal funds for such completion. In addition, the Company expects to expend approximately $16 million for additional capital expenditures in 1998 related to mill improvements, the Getchell Underground mine, equipment and development drilling. The Company also intends to increase mill capacity from 3,200 tons per day to 4,200 tons per day which would require approximately $25 million commencing in late 1998 through planned completion in 1999. The Company's planned exploration activities would also require additional funds in 1998.

    In order to finance these expenditures, together with its operating activities, the Company wil require additional equity or debt financing. There can be no assurance, however, that such financing will be available on a timely basis or on acceptable terms, if at all. In the event that such financing is not obtained on a timely basis, the Company would be forced to delay completion of the Turquoise Ridge mine, as well as certain other expenditures, which would have a material adverse effect on the Company.

GOLD PRICE VOLATILITY

    The Company's profitability is significantly affected by changes in the price of gold. Gold prices may fluctuate widely. In 1997, the market price of gold declined to levels that were the lowest since 1985. Gold prices are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold and production and cost levels in major gold-producing regions. Moreover, gold prices are also affected by macro-economic factors such as expectations for inflation, interest rates, currency exchange rates and global or regional political and economic situations. The current demand for and supply of gold affects gold prices, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If the Company's realized price should decline below the Company's expected cash costs of production and remain at such levels for any sustained period, there could be material delays in the development of new projects, increased net losses, reduced cash flow, reductions in reserves, asset impairments or cessation of production.

    The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

                                                                                PRICE PER OUNCE
                                                                       ---------------------------------
CALENDAR YEAR                                                            HIGH        LOW       AVERAGE
---------------------------------------------------------------------  ---------  ---------  -----------
1987.................................................................  $     500  $     390   $     446
1988.................................................................  $     484  $     395   $     437
1989.................................................................  $     416  $     356   $     381
1990.................................................................  $     424  $     346   $     383
1991.................................................................  $     403  $     344   $     362
1992.................................................................  $     360  $     330   $     344
1993.................................................................  $     406  $     326   $     360
1994.................................................................  $     396  $     370   $     384
1995.................................................................  $     396  $     372   $     384
1996.................................................................  $     415  $     367   $     387
1997.................................................................  $     367  $     283   $     331
1998 (Through February 20)...........................................  $     305  $     279   $     293

    The London P.M. Fix on February 20, 1998, was $297 per ounce.

CONTINUING LOSSES

    The Company reported net losses of $19.4 million and $14.0 million for the years ended December 31, 1997 and 1996, respectively, $5.0 million for the six months ended December 31, 1995 and $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses until higher grade ore from Turquoise Ridge or other sources is produced, which other sources could include sources presently being explored or developed by the Company. There can be no assurance that sources of higher grade ores will be developed by the Company.

RESERVES

    The ore reserves described by the Company are, in large part, estimates made by the Company and confirmed by independent mining consultants known as Mine Development Associates ("MDA") or Mineral Resource Development, Inc. ("MRDI"). The reserves confirmed by MDA or MRDI are subject to certain risks and assumptions, including those discussed in "Certain Turquoise Ridge Mine Risks" below. Additionally, no assurance can be given that the indicated level of recovery of gold will be realized or that the assumed gold price of $350 per ounce will be obtained. Reserve estimates may require revision based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, may render ore reserves containing relatively lower grades of mineralization uneconomic and may ultimately result in a restatement of reserves. Moreover, short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades, may adversely affect the Company's profitability in any particular period.

    Declines in the market price of gold may also render ore reserves containing relatively lower grades of gold mineralization uneconomic to exploit.

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

CERTAIN TURQUOISE RIDGE MINE RISKS

    The Turquoise Ridge mine involves numerous risks. These include the following:

    CAPITAL REQUIREMENTS. Expenditures required to advance the Turquoise Ridge mine to the point of commercial production were estimated to be $36 million at December 31, 1997. The Company intends to finance the completion of the Turquoise Ridge mine through external equity or debt financing. There can be no assurance that the financing required to advance the Turquoise Ridge mine to commercial production will be available on a timely basis, or on acceptable terms, if at all.

    RESERVES. There can be no assurance that the probable reserves set forth in MRDI and MDA's reserve reports for Turquoise Ridge and the Shaft Zone (see "Proven and Probable Minable Reserves" table in Item 1 and 2 "Business and Properties") will actually be mined and milled on an economic basis, if at all. The MDA and MRDI reports are based upon many assumptions, some or all of which may not prove to be accurate. The failure of any such assumptions to prove accurate may alter the conclusions of MDA's and/or MRDI's report on reserves and may have a material adverse affect on the Company. The resource and reserve estimates were prepared using geological and engineering judgment based on available data. In the absence of underground development, such estimates must be regarded as imprecise and some of the assumptions made may later prove to be incorrect or unreliable. The grade distribution at Turquoise Ridge is between
0.2 to 0.75 ounces per ton. Small changes in cutoff grade can cause large shifts in the reserves. If dilution and/or mining costs related to poor ground conditions are higher than expected, the reserves could be substantially reduced, resulting in a shortening of mine life and a reduced or negative cash flow.

    DILUTION. The tonnage and grade of the mill feed material was estimated by applying dilution factors to certain resource data. The dilution agents are backfill, waste from the back of overcut crosscuts and drifts, and from the walls. In the case of the latter two, MRDI assumed that there would be an average of one foot of back and wall dilution. MDA used approximately 15% dilution and 95% recovery of the minable reserve. If this dilution increases, there will be corresponding negative effects on the tonnage and grade to mill. This risk is related to the irregular configuration of the ore body which, even with the tight cut-and-fill stoping method used, could make achievement of a dilution thickness of one foot impossible to achieve in practice.

    PRODUCTION SHAFT COMPLETION. Completion of the production shaft, which is expected no earlier than the third quarter of 1998, is an aggressive schedule. Delay in this construction would necessitate removing ore through the Ventilation Shaft, which is basically designed for waste and the limited ore from early production. Additionally, the availability of the final ventilation circuit required for mining depends upon the completion of the Production Shaft.

    MINING COST. As part of the project risk assessment, sensitivities were run on various mining costs. Due to uncertainties about actual ground conditions and productivities, these costs are only predictable within a broad range and the predictions may not be valid. Increased actual mining costs may have a material adverse effect on the viability of the Turquoise Ridge project and on the Company.

    HYDROLOGY. Drainage of the ore body and surrounding rock will be critical to the achievement of the mining efficiencies and costs estimated by the study. If the deposit is not drained and water remains in this clay-rich environment, mining conditions could worsen, and ground support costs will increase. If, due to the presence of fine clays, the deposit drains slowly, the start of production may be delayed, and the build-up to full production may be of longer duration. Additionally, depending upon the quantity and quality of water encountered, the water treatment/disposal options presently available to the Company may be insufficient to meet estimated amounts needed to treat water pumped from Turquoise Ridge during dewatering. Currently, the infiltration basins are accepting and disposing of all water delivered from both the Getchell Underground and the Turquoise Ridge mines, although there can be no assurance that these conditions will continue.

    GEOTECHNICAL CONSIDERATIONS. The Turquoise Ridge ore zones contain areas of poor ground conditions due to a high percentage of the ground being comprised of low rock mass rating rock and clay. As a result, the Company may be required to make expenditures on additional ground support.

DEPENDENCE ON A SINGLE PROPERTY

    All of the Company's revenues are derived from its mining and milling operations at the Getchell Property. If the operations at the Getchell Underground or Turquoise Ridge mines, or at any of the Company's processing facilities, were to be reduced, interrupted or curtailed, the Company's ability to generate future revenues and profits could be materially adversely affected.

EXPLORATION

    Mineral exploration, particularly for gold, is highly speculative in nature, involves many risks and is frequently unsuccessful. The Company is seeking to expand its reserves only through exploration and development at the Getchell Property. There can be no assurance that the Company's exploration efforts will result in the discovery of any additional gold mineralization or that any mineralization discovered will result in an increase of the Company's reserves. If reserves are developed, it may take a number of years and substantial expenditures from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. No assurance can be given that the Company's exploration programs will result in the replacement of current production with new reserves or that the Company's development program will be able to extend the life of the Company's existing mines.

HEDGING ACTIVITIES AND OTHER PRECIOUS METAL CONTRACT COMMITMENTS

    Precious metals contracts between the Company and various counterparties involve the requirement that the Company deliver gold to the counterparty at agreed-upon prices. Should the counterparty be unable to fulfill its purchase obligations, there is no guarantee that the Company will be able to receive the agreed-upon sales price in the open market. Should Getchell be unable to produce sufficient gold to meet its hedging contract obligations, the Company may be obligated to purchase such gold at the then market price. There can be no assurance that the Company will have the funds necessary to purchase such gold or that it will be able to do so without causing a material adverse effect on the Company.

    The Company's accounting treatment for hedging and other precious metal contract commitments is outlined in Notes 2 and 3 to the Company's consolidated financial statements included in Item 8 "--Financial Statements and Supplementary Data."

DEPENDENCE ON KEY PERSONNEL

    The Company is dependent on the services of certain key officers and employees, including its Chief Executive Officer, its Chief Financial Officer, its Chief Operating Officer, its Chief Administrative Officer and its Vice President of Exploration. Competition in the mining industry for qualified individuals is intense, and the loss of any of these key officers or employees, if not replaced, could have a material adverse effect on the Company's business and its operations. The Company currently does not have key person insurance. The Company has entered into Termination Agreements with its Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Administrative Officer and Vice President of Exploration which provide for certain payments upon termination or resignation resulting from a change of control (as defined in such agreements).

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

GOVERNMENT REGULATION

    SAFETY. The mining operations of the Company are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA. It is the Company's policy to comply with applicable directives and regulations of MSHA and OSHA.

    On January 15, 1997, a mine site accident involving a loader resulted in the death of a Company employee. As required by federal law, MSHA officials investigated the accident. MSHA issued seven enforcement actions, one of which was subsequently vacated. The maximum civil penalties for which the Company could be assessed as the result of such actions is $0.3 million. MSHA is also conducting a special investigation to determine whether knowing and/or willful violations on the part of the Company or any agent, officer or director of the Company occurred. The result of that investigation is unknown, but could result in criminal penalties for the Company and/or civil or criminal penalties for agents, officers, or directors of the Company. While management of the Company believes that the results of the investigation will not have a material adverse effect on the Company, no assurance can be given that the outcome of this investigation will not have such an effect.

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

    CURRENT ENVIRONMENTAL LAWS AND REGULATIONS. The Company must comply with environmental standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. It is possible that the costs and delays associated with compliance with such laws and regulations could become such that the Company would not proceed with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. The Company has made, and expects to make in the future, significant expenditures to comply with such laws and regulations. These requirements include regulations under: (i) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances; (ii) the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats;
(iii) the Clean Water Act; (iv) the Clean Air Act; (v) the Resource Conservation and Recovery Act for disposal of hazardous waste; (vi) the Migratory Bird Treaty Act; (vii) the Safe Drinking Water Act; (viii) the Federal Land Policy and Management Act; (ix) the National Environmental Policy Act; (x) the National Historic Preservation Act; and (xi) many other state and federal laws and regulations.

    The United States Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations such as the Company's, whose mineral extraction and beneficiation wastes are not regulated as hazardous wastes under the Resource Conservation and Recovery Act ("RCRA"). In September 1997, the EPA issued its National Hardrock Mining Framework. The Framework focuses on the EPA's use of its existing authorities other than RCRA to address environmental concerns posed by hardrock mining. The Company does not anticipate that the Framework will have a material adverse effect on the Company.

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

    POTENTIAL LEGISLATION. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended (the "General Mining Law"), to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. This moratorium should not affect the status of the patent applications made by the Company under the General Mining Law before the moratorium was imposed. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of February 20, 1998, no such bills have been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new Federal reclamation, environmental control and other restoration requirements. Royalty proposals have ranged from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. If enacted, such legislation could substantially impair the ability of companies to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known, and the potential impact on the Company as a result of future Congressional action is impossible to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Disposal of overburden and mineral processing wastes by the Company occur on both private and federal lands. Exploration activities also occur on both private and federal lands. Other legislative initiatives relating to environmental laws potentially applicable to mining include proposals to substantially alter CERCLA, the Clean Water Act, Safe Drinking Water Act, and the ESA, bills which introduce additional protection of wetlands and various initiatives to increase the regulatory control over exploration and mining activities. Adverse developments and operating requirements resulting from these initiatives could substantially impair the economic ability of the Company, as well as others, to develop mineral resources. Because none of these bills have passed and because revisions to current versions of these bills could occur prior to passage, the potential impact on the Company of such legislative initiatives is not known at this time.

ENVIRONMENTAL MATTERS

    ENVIRONMENTAL LIABILITY. The Company is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of the Company's mineral exploration, development and production.

    The gold ore located on the Getchell Property and the existing tailings ponds and waste dumps located on the Getchell Property contain relatively high levels of arsenic, and the milling of such ore involves the use of other toxic substances, including, but not limited to, sodium cyanide, sodium hydroxide, sulfuric acid and nitric acid.

    Environmental liability also may result from mining activities conducted by others prior to the Company's ownership of a property. Historic mining disturbances, facilities, waste materials and other discrete areas of potential contamination associated with gold, tungsten, and molybdenum production between 1937 and 1969 by previous owners and operators are encompassed within the area of the Company's Getchell Property operations. Under CERCLA and other federal, state and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property or other property to which such substances may have migrated. Such laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with its current or prior ownership or operation of property or facilities, the Company may be potentially liable for any such costs or liabilities. Although the Company is currently not aware of any material environmental claims pending or threatened against it, no assurance can be given that a material environmental claim will not be asserted against the Company.

    Restoration of certain areas of historic disturbance and contamination has been undertaken in conjunction with current mining operations and has been incorporated into the Company's state permits in coordination with the federal land management agency. Such restoration will not necessarily result in removal of all hazardous substances located on the Getchell Property nor will it relieve the Company of all potential liability for such substances under CERCLA or similar laws.

    To the extent the Company is subject to environmental liabilities, the payment of such liabilities or the costs which must be incurred to remedy environmental pollution would reduce funds otherwise available to the Company and could have a material adverse effect on the Company. Should the Company be unable to fully remedy an environmental problem, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on the Company. Insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) has not been purchased by the Company as it is not generally available at a reasonable price.

    ENVIRONMENTAL PERMITS. All of the Company's exploration, development and production activities are subject to regulation under one or more of the various state and federal environmental laws and regulations. These laws address emissions to the air, discharges to water, management of wastes, management of hazardous substances, protection of natural resources, protection of antiquities and restoration of lands which are disturbed by mining. Many of the regulations require permits to be obtained for the Company's activities. The Company maintains permits required for its facilities and operations which provide for ongoing compliance and monitoring. Some of the permits include Bureau of Land Management Plan of Operations No. N24-87-003P; EPA Hazardous Waste Facility No. NVD986774735; Nevada water pollution control permits NEV86014 (for mining and mineral processing) and NEV95113 (for excess mine water disposal); Nevada reclamation permit 0105; and Nevada air quality permit AP1041-0292. These permits must be updated and reviewed from time to time, and normally are subject to environmental impact analyses and public review processes prior to approval of the activity. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of the Company's business, causing those activities to be economically re-evaluated at that time.

    RESTORATION. The Company accrues expenses over the productive life of its mine for anticipated costs associated with restoration of the mine site. Activities which result in restoration costs include the permanent closure of the mining and mineral processing operations and the reclamation of the disturbed land to a productive use. This includes restoration of historic and current mining and mineral processing operations and associated land disturbances. Restoration takes place concurrent with and after the productive life of mining operations. Activities which result in restoration costs after permanent closure and reclamation primarily relate to monitoring and other post mining management activities.

    The uncertainties related to future restoration costs result from unknown future additional regulatory requirements, significant new facilities or surface disturbances, and the potential for recognition in the future of additional activities needed for restoration. The technologies for restoration are evolving. Periodic review of the activities and costs for restoration, and consequent adjustments to the ongoing accrual, are conducted. The Company has programs of evaluating various restoration technologies during mining and milling operations. The Company has begun restoration of the Getchell property, conducts concurrent restoration and anticipates an ongoing program of concurrent restoration over the productive life of the mining operations. Restoration activities have included regrading, fertilizing, mulching, seeding, live planting, monitoring and restoration research.

    In accordance with applicable State and Federal laws, the Company has posted a reclamation bond of $4.5 million to cover the costs for reclamation of the Getchell property. Current submittals to expand the existing tailing facility are expected to increase the bond requirements to approximately $9.0 million. As of December 31, 1997, the total estimated restoration costs for the Getchell Property were $8.7 million, of which the Company had accrued $2.7 million. The amount of total estimated restoration costs has increased over time due to expanded mining activities, requirements for restoring expanded tailing disposal areas, and more stringent regulatory requirements. Additional increases may occur in the future for the same reasons.

MINING RISK AND INSURANCE

    The gold ore located on the Getchell Property and the existing tailings ponds and waste dumps located on the Getchell Property contain relatively high levels of arsenic, and the milling of such ore involves the use of other toxic substances, including sodium cyanide, sodium hydroxide, sulfuric acid and nitric acid. In addition, the business of gold mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, the encounter of unusual or unexpected geological conditions, slope failures, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. Such occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, delays in mining, monetary losses and possible legal liability. The Company maintains insurance against risks that are typical in the gold mining industry and in amounts that the Company believes to be reasonable, but which may not provide adequate coverage in certain unforeseen circumstances. However, insurance against certain risks (including certain liabilities for environmental pollution or other hazards as a result of exploration and production) has not been purchased by the Company as such coverage is not generally available at a reasonable price to it or to other companies within the industry.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
INDEPENDENT AUDITORS' REPORT...............................................................................          31

CONSOLIDATED STATEMENTS OF OPERATIONS--
Years Ended December 31, 1997 and 1996, Six Months Ended December 31, 1995 and Year Ended June 30, 1995....          32

CONSOLIDATED BALANCE SHEETS--
December 31, 1997 and 1996.................................................................................          33

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--
Years Ended December 31, 1997 and 1996, Six Months Ended December 31, 1995 and Year Ended June 30, 1995....          34

CONSOLIDATED STATEMENT OF CASH FLOWS--
Years Ended December 31, 1997 and 1996, Six Months Ended December 31, 1995 and Year Ended June 30, 1995....          35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
December 31, 1997 and 1996.................................................................................          36

    All supporting schedules are omitted because they are inapplicable, not required, or the information is presented in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Getchell Gold Corporation:

    We have audited the accompanying consolidated balance sheets of Getchell Gold Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the year ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Getchell Gold Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the year ended June 30, 1995, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Denver, Colorado
February 12, 1998

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                          ----------------------  SIX MONTHS ENDED    YEAR ENDED
                                                             1997        1996     DECEMBER 31, 1995  JUNE 30, 1995
                                                          ----------  ----------  -----------------  -------------
Net sales...............................................  $   64,797  $   67,878      $  34,425       $    71,485
Cost of sales...........................................      86,320      78,784         35,956            69,775
                                                          ----------  ----------        -------      -------------
  Gross margin..........................................     (21,523)    (10,906)        (1,531)            1,710
General and administrative expenses.....................       5,515       4,669          2,054             2,659
Exploration expenses....................................       1,537       3,580            628             3,776
Abandonment and impairment of mineral properties........      --          --             --                11,531
                                                          ----------  ----------        -------      -------------
  Loss from operations..................................     (28,575)    (19,155)        (4,213)          (16,256)
Interest expense, net of capitalized interest...........        (839)     (1,082)        (2,634)           (1,805)
Interest and other income...............................       4,055       5,415            936               132
                                                          ----------  ----------        -------      -------------
  Loss before income taxes..............................     (25,359)    (14,822)        (5,911)          (17,929)
Income tax benefit (provision)..........................       5,932         870            884              (428)
                                                          ----------  ----------        -------      -------------
  Net loss..............................................  $  (19,427) $  (13,952)     $  (5,027)      $   (18,357)
                                                          ----------  ----------        -------      -------------
                                                          ----------  ----------        -------      -------------

Basic loss per common share.............................  $    (0.73) $    (0.54)     $   (0.25)      $     (1.01)
                                                          ----------  ----------        -------      -------------
                                                          ----------  ----------        -------      -------------

Weighted average number of shares outstanding...........      26,571      25,727         19,857            18,139
                                                          ----------  ----------        -------      -------------
                                                          ----------  ----------        -------      -------------

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                               AT DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents...............................................................  $   34,247  $   64,130
  Accounts receivable:
    Trade.................................................................................       1,790       2,478
    Employee..............................................................................         182         171
    Other.................................................................................         261         315
                                                                                            ----------  ----------
      Total accounts receivable...........................................................       2,233       2,964
                                                                                            ----------  ----------
  Inventories:
    Ore and ore in process................................................................       1,873       1,816
    Materials and supplies................................................................      10,873       8,676
                                                                                            ----------  ----------
      Total inventories...................................................................      12,746      10,492
                                                                                            ----------  ----------
  Unrealized hedging gain, net............................................................      --             362
  Prepaid expenses........................................................................         808       1,098
                                                                                            ----------  ----------
      Total current assets................................................................      50,034      79,046
Property, plant and equipment, net (Note 4)...............................................     188,242     129,762
Other.....................................................................................         211      --
                                                                                            ----------  ----------
      Total assets........................................................................  $  238,487  $  208,808
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $   13,506  $    8,378
  Accrued expenses........................................................................       2,258       1,740
  Current portion of capital lease obligations (Note 6)...................................       2,248       1,753
  Stock appreciation rights (Note 9)......................................................       1,238      --
  Other...................................................................................         198      --
                                                                                            ----------  ----------
      Total current liabilities...........................................................      19,448      11,871
Long-term debt, principally to ChemFirst Inc. (Note 5)....................................      27,057      25,336
Capital lease obligations, less current portion (Note 6)..................................       6,685       9,092
Deferred income taxes (Note 7)............................................................       1,809       7,741
Reclamation liabilities (Note 13).........................................................       2,701       2,694
Other liabilities.........................................................................         892         852
                                                                                            ----------  ----------
      Total liabilities...................................................................      58,592      57,586
                                                                                            ----------  ----------
Commitments and contingencies (Note 13)...................................................
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued.............      --          --
Common stock, $0.0001 par value; 50,000,000 shares authorized; issued and outstanding
  26,784,351 in 1997 and 25,765,871 in 1996...............................................           3           3
Contributed and paid-in capital...........................................................     220,979     172,879
Accumulated deficit.......................................................................     (41,087)    (21,660)
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................     179,895     151,222
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  238,487  $  208,808
                                                                                            ----------  ----------
                                                                                            ----------  ----------

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT PER SHARE)

                                                                                              RETAINED
                                            COMMON STOCK       CAPITAL IN                     EARNINGS       TOTAL
                                       ----------------------  EXCESS OF      UNEARNED      (ACCUMULATED  STOCKHOLDERS'
                                        SHARES      AMOUNT     PAR VALUE    COMPENSATION      DEFICIT)       EQUITY
                                       ---------  -----------  ----------  ---------------  ------------  ------------
Balance at June 30, 1994.............     18,112   $     181   $   33,862     $  --          $   15,676    $   49,719
  Shares issued for stock options
    exercised........................         61           1          363        --              --               364
  Issuance of restricted stock
    awards...........................         10      --               60           (60)         --            --
  Amortization of unearned
    compensation.....................     --          --           --                18          --                18
  Net loss...........................     --          --           --            --             (18,357)      (18,357)
                                       ---------       -----   ----------         -----     ------------  ------------
Balance at June 30, 1995.............     18,183         182       34,285           (42)         (2,681)       31,744
  Shares issued in equity offering,
    net of costs (Note 8)............      7,475          75      137,437        --              --           137,512
  Amortization of unearned
    compensation.....................     --          --           --                35          --                35
  Net loss...........................     --          --           --            --              (5,027)       (5,027)
                                       ---------       -----   ----------         -----     ------------  ------------
Balance at December 31, 1995.........     25,658         257      171,722            (7)         (7,708)      164,264
  Shares issued for stock options
    exercised........................        108           1          956        --              --               957
  Change in par value from $0.01 to
    $0.0001..........................     --            (255)         255        --              --            --
  Additional costs of 1995 equity
    offering (Note 8)................     --          --              (54)       --              --               (54)
  Amortization of unearned
    compensation.....................     --          --           --                 7          --                 7
  Net loss...........................     --          --           --            --             (13,952)      (13,952)
                                       ---------       -----   ----------         -----     ------------  ------------
Balance at December 31, 1996.........     25,766           3      172,879        --             (21,660)      151,222
  Shares issued in equity offering,
    net of costs (Note 8)............      1,000      --           47,698        --              --            47,698
  Shares issued for stock options
    exercised........................         18      --              402        --              --               402
  Net loss...........................     --          --           --            --             (19,427)      (19,427)
                                       ---------       -----   ----------         -----     ------------  ------------
Balance at December 31, 1997.........     26,784   $       3   $  220,979     $  --          $  (41,087)   $  179,895
                                       ---------       -----   ----------         -----     ------------  ------------
                                       ---------       -----   ----------         -----     ------------  ------------

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER     SIX MONTHS
                                                                          31,               ENDED      YEAR ENDED
                                                                 ----------------------  DECEMBER 31,   JUNE 30,
                                                                    1997        1996         1995         1995
                                                                 ----------  ----------  ------------  ----------
Cash flows from operating activities:
  Net loss.....................................................  $  (19,427) $  (13,952)  $   (5,027)  $  (18,357)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation, depletion and amortization...................      10,996       9,770        4,078       14,545
    Deferred income tax benefit................................      (5,932)       (870)        (884)      --
    Abandonment and impairment of mineral properties...........      --          --           --           11,531
    Unrealized hedging gain, net...............................         362         684       (1,046)      --
    Accrued interest converted to loan principal...............       1,643       1,522        3,048        2,279
    Stock appreciation rights..................................       1,238      --           --           --
    Other......................................................         198          12           34           51
    Net change in operating assets and liabilities:............
      Accounts receivable......................................         732       1,697       (2,806)         378
      Inventories..............................................      (2,254)       (742)        (196)       3,200
      Prepaid expenses.........................................         290        (539)          22         (445)
      Accounts payable.........................................       2,511       2,775       (3,762)       2,792
      Accrued expenses.........................................         518       1,038          197          (50)
      Other liabilities........................................          48         416           20           46
                                                                 ----------  ----------  ------------  ----------
        Cash provided by (used in) operating activities........      (9,077)      1,811       (6,322)      15,970
                                                                 ----------  ----------  ------------  ----------
Cash flows from investing activities:
  Additions to property, plant and equipment...................     (66,771)    (51,677)     (10,718)     (27,201)
  Proceeds from sale of property...............................      --               9       --              203
                                                                 ----------  ----------  ------------  ----------
        Cash used in investing activities......................     (66,771)    (51,668)     (10,718)     (26,998)
                                                                 ----------  ----------  ------------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock.......................      48,088         903      137,512          363
  Proceeds from long-term debt.................................      --              31       14,350       10,750
  Repayments on long-term debt.................................      --          --          (20,500)      (1,469)
  Principal payments under capital lease obligation............      (1,912)     (1,580)        (284)      --
  Other........................................................        (211)     --           --           --
                                                                 ----------  ----------  ------------  ----------
        Cash provided by (used in) financing activities........      45,965        (646)     131,078        9,644
                                                                 ----------  ----------  ------------  ----------
Net (decrease) increase in cash and cash equivalents...........     (29,883)    (50,503)     114,038       (1,384)
Cash and cash equivalents at beginning of period...............      64,130     114,633          595        1,979
                                                                 ----------  ----------  ------------  ----------
Cash and cash equivalents at end of period.....................  $   34,247  $   64,130   $  114,633   $      595
                                                                 ----------  ----------  ------------  ----------
                                                                 ----------  ----------  ------------  ----------

See Note 12 for supplemental cash flow information.

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

(1) THE COMPANY

    Getchell Gold Corporation (the "Company") is engaged in gold exploration and production at its Getchell Property in Nevada. The Getchell Property is in the Potosi Mining District on the eastern side of the Osgood Mountain Range, approximately 43 miles northeast of Winnemucca, Nevada. The Getchell Property consists of approximately 18,900 acres of unpatented load and mill site mining claims and 14,100 acres of fee land owned by the Company. Located on the Getchell Property are the Getchell Underground and Turquoise Ridge underground mines. Commercial production from the Getchell Underground mine began in May 1995. Construction of the Turquoise Ridge mine began in January 1996 and production of development ore is expected to begin no earlier than the first quarter of 1998 with commercial production expected to be reached no earlier than the third quarter of 1998.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S.") which do not differ materially from those principles that the Company would have followed had its consolidated financial statements been prepared in accordance with accounting principles generally accepted in Canada.

CASH AND CASH EQUIVALENTS

    For the purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all debt and highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1997 and 1996 consisted of commercial paper and U.S. and Canadian Treasury obligations denominated in U.S. dollars.

INVENTORIES

    Inventories of ore, ore in process and precious metals are stated at the lower of average cost or net realizable value. Materials and supplies are stated at the lower of average cost or replacement cost.

    The Company provides an allowance for obsolescence for certain materials and supplies inventory items. The allowance is based on estimates of technical obsolescence which result from normal ongoing

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) upgrades, improvements and betterments of plant and equipment. At both December 31, 1997 and 1996, the allowance for obsolescence was $1.0 million.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Maintenance and repairs related to operations are charged to expense as incurred, and are capitalized on construction and development projects.

MINERAL EXPLORATION AND MINE DEVELOPMENT

    Exploration costs are charged to expense as incurred. After a project is determined by management to be commercially feasible, such costs are capitalized. Expenditures for mine development are capitalized until production reaches a commercial level. Prior to achieving commercial production, revenues relating to development ore, net of mining and processing costs associated with its production, are offset against mine development costs. Mine development costs incurred to access reserves on producing mines are also capitalized.

MINERAL PROPERTIES

    Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, considering estimates of proven and probable mineable reserves, future prices, operating costs, capital requirements and reclamation costs.

CAPITALIZATION OF INTEREST

    Interest expense allocable to construction or development projects is capitalized until commercial production is achieved.

DEPRECIATION, DEPLETION AND AMORTIZATION

    Property, plant and equipment, with useful lives as long or longer than existing ore reserves, are depreciated or depleted using the unit-of-production method. Plant and equipment, with useful lives shorter than existing ore reserves, are depreciated using the straight-line method, generally over five years. Capitalized mine development costs and mine development costs estimated to be incurred over the life of the mine, are depleted on a unit-of-production method. Depreciation and depletion rates are subject to periodic review to ensure that asset costs are amortized over their useful lives.

    Depletion computed on a unit-of-production method is based on the ratio of tons of ore mined or ounces of gold produced during the period, to the estimated total proven and probable reserves to which the capitalized costs relate.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLAMATION OF MINING AREAS

    Estimated costs for restoring certain disturbed mining and milling areas to comply with existing reclamation standards totaled $8.7 million at December 31, 1997. This amount is based on management's estimate of future reclamation costs to be incurred considering environmental and regulatory requirements. Such costs are charged to operations on a unit-of-production basis over the life of the mine. The amount accrued at December 31, 1997 was $2.7 million. Reclamation cost estimates are reviewed by management on a regular basis and are appropriately revised for changes in future estimated costs, regulatory requirements or mine life.

    The Company performs concurrent reclamation to the extent possible. However, most of the estimated costs are anticipated to be expended at the end of the mine life. Based on existing reserves and mineral resources, the mine life is estimated to be in excess of 10 years.

REVENUE RECOGNITION

    Revenue from spot sales are recorded when title passes to the buyer. Revenue from shipments under forward sales agreements are recorded at the settlement date of the agreements.

    Total ounces of gold sold were:

PERIOD                                                                            OUNCES SOLD
--------------------------------------------------------------------------------  -----------
Year ended December 31, 1997....................................................     179,676
Year ended December 31, 1996....................................................     171,343
Six Months ended December 31, 1995..............................................      85,627
Year ended June 30, 1995........................................................     184,298*

------------------------

* For the year ended June 30, 1995, gold ounces sold does not include 14,939 ounces of gold sold from properties under development. Revenues from these ounces were offset against mine development costs.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company enters into certain financial transactions as a hedge against changes in prices of the gold produced. Hedging transactions have included spot deferred and forward sales contracts. In determining when hedge accounting is appropriate, the Company considers the correlation of anticipated production to the designated delivery date and the instrument's effectiveness in reducing price risk related to gold sales. Gains and losses on the spot deferred and forward sale contract transactions, as well as any costs or revenues associated therewith, are recognized in sales when the related gold production is delivered.

    The Company has sold written call options in the form of European call option contracts and certain options imbedded in forward sales contracts. Where call option premiums are included in the price of forward sales, proceeds from the forward sales are allocated between forward sales revenue and the call option premiums. Recognition of premiums received for call options sold are deferred until the option expires or the related transaction occurs at which time the deferred amounts are recognized in income. Deferred premiums are included in other liabilities in the consolidated balance sheet.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EMPLOYEE STOCK COMPENSATION

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

INCOME TAXES

    The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance against the portion of the deferred tax assets that it believes will not likely be realized.

    Prior to the Spin-Off, the Company had a tax sharing and allocation agreement with ChemFirst (described in Notes 1 and 7) under which the Company made payments to ChemFirst in respect to federal, state and local income taxes and state franchise taxes as if it were a separate corporation, not affiliated with ChemFirst, filing separate income tax returns. Under the provisions of the tax sharing agreement, ChemFirst was required to reimburse the Company for any deduction, credit or allowance which had been utilized by ChemFirst and subsidiaries in the consolidated tax returns at such time as the Company could have utilized the underlying tax assets if it had filed federal and state income tax returns computed on a separate return basis. In addition, the Company was required to pay ChemFirst for the estimated income tax liability of the Company for the taxable year, to be computed as though the Company were reporting its taxable income or loss on a separate return basis.

EARNINGS AND LOSS PER SHARE

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of earnings per share in prior periods. The statement replaces the calculation of "primary earnings per share" with "basic earnings per share" and redefines the "dilutive earnings per share" computation. Adoption of SFAS 128 did not effect the reported loss per common share for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the year ended June 30, 1995. Due to a reported loss from operations in all periods, including potential common shares in the denominator of a diluted per share computation is antidilutive. Therefore, loss per common share assuming dilution is the same as basic earnings per share. Potential common shares include stock options of which 1,336,113 and 969,552 were outstanding at December 31, 1997 and 1996, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's financial assets and liabilities approximates their book values as a result of the short-term nature of the instruments or the variable interest rate associated with the instruments, except for the fair values of the hedging and other precious metals contracts disclosed in Note 3.

ESTIMATES, RISKS AND UNCERTAINTIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

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

    The Company projects that it will not have sufficient internal funds to complete the construction of the Turquoise Ridge mine. Currently, several financing options are being considered. The recoverability of the cost of the Turquoise Ridge and Getchell mines and related facilities and completion of the Turquoise Ridge mine is dependent upon the Company's ability to raise sufficient funds to complete construction. While the Company believes it can obtain such financing, there can be no assurance that such financing will be available on a timely basis or on acceptable terms.

(3) HEDGING AND OTHER PRECIOUS METAL CONTRACT COMMITMENTS

    Precious metal contracts consist of spot deferred, forward sales, call option and lease rate swap contracts. The Company currently uses spot deferred and forward sales contracts to mitigate the impact on earnings and cash flows of decreases in gold prices. Risk of loss on the spot deferred and forward sales contracts arises from the possible inability of a counterparty to fulfill its obligations under the contracts and from the Company's potential inability to deliver gold, although non-performance by the counterparty to the contracts is not anticipated.

    At December 31, 1997, the Company's outstanding spot deferred contracts were for 130,000 ounces at an average price of $336 per ounce, including estimated future contango. Of these contracts, 110,000 ounces were for delivery in 1998 at a weighted average price of $342 per ounce, including estimated future contango, and 20,000 ounces were for delivery in 1999 at a weighted average price of $302 per ounce, including estimated future contango.

    Additionally, in November 1997, the Company entered into a forward sales contract covering the sale of 250,000 ounces of gold and with an option by the counterparty to purchase up to an additional 225,000 ounces of gold, if the gold price equals or exceeds certain price increments. The agreement calls for the

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(3) HEDGING AND OTHER PRECIOUS METAL CONTRACT COMMITMENTS (CONTINUED)
Company to deliver 50,000 gold ounces on December 31 in each of the years 1998 through 2002 and up to an additional 75,000 ounces of gold in each of the years 2000 to 2002. Deliveries in 1998 and 1999 will be at approximately $355 per gold ounce, while deliveries in 2000 through 2002 will be at approximately $343 per ounce. These forward selling prices assume a constant future gold lease rate of 2%. The actual forward prices under the contract are adjusted up or down based on the actual future gold lease rate. The option feature of the contract is similar to a written call option. The premium related to the option feature is included in the forward sales price of the 250,000 ounces of gold.

    For accounting purposes, the contract sales price of the 250,000 ounces of gold will be allocated between the forward sales component of the contract and the premium for the embedded option. The revenue associated with the forward sales component of the contract will be recognized when the gold is delivered. The option premium portion of the forward sales price is deferred, adjusted for changes in market value of the option, and recognized in earnings when the option expires or is exercised.

    The option feature of the contract specifies that if the gold spot price equals or exceeds certain price increments, then the Company will sell an additional amount of gold at a specified price. If at any time on or between December 27, 1997 and December 27, 2000, the gold spot market price equals or exceeds each price increment, the Company will deliver 15,000 ounces of gold at $343 per ounce deliverable on December 31 in each of the years 2000, 2001 and 2002. The price increments are $380, $387, $394, $401 and $408. In total, if all five price increments are equaled or exceeded prior to December 27, 2000, the Company would be required to deliver 75,000 ounces at December 31 in each of the years 2000, 2001 and 2002.

    If any price increment has not been equaled or exceeded prior to or on December 27, 2000 but is equaled or exceeded during the period beginning after December 27, 2000 up to or on December 27, 2001, then if the gold spot market price equals or exceeds the price increment during the period, the Company will deliver 15,000 ounces of gold at $343 per ounce deliverable on December 31, in both 2001 and 2002. Similarly, if any price increment has not been equaled or exceeded prior to or on December 27, 2001, but is equaled or exceeded during the period beginning after December 27, 2001 up to or on December 27, 2002, then if the gold spot market price equals or exceeds the price increment during the period, the Company will deliver 15,000 ounces of gold at $343 per ounce deliverable on December 31, 2002.

    At December 31, 1997, the Company had outstanding European call option contracts for 55,000 ounces of gold at a price of $343 per ounce which expire in 1998 and contracts for 60,000 ounces of gold at a price of $400 per ounce which expire in 1999. Risk of loss on European call option contracts exists if the Company is unable to deliver the required quantity of gold and the market price were to exceed the exercise price of the option on the date designated in the contract.

    The following table represents the carrying amounts and estimated fair values of the Company's derivative financial instruments at December 31, 1997 and 1996. The fair value of a financial instrument is the estimated amount the Company would receive or pay to terminate the agreement (dollar amounts in thousands, liabilities in brackets):

                                                             OUNCES           CARRYING AMOUNT          FAIR VALUE
                                                      --------------------  --------------------  --------------------
                                                        1997       1996       1997       1996       1997       1996
                                                      ---------  ---------  ---------  ---------  ---------  ---------
Spot deferred contracts.............................    130,000     90,000     --         --      $   4,908  $   2,649
Forward sales contract (including embedded options
  on 225,000 ounces)................................    250,000     --         --         --         --         --
European call options...............................    115,000     25,000  $     176  $      31  $      77  $      24

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(4) PROPERTY, PLANT AND EQUIPMENT

                                                                           AT DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Land and land improvements............................................  $   14,214  $    9,524
Buildings and equipment...............................................     124,249     115,550
Mine development......................................................      54,929      38,757
Construction-in-progress..............................................      88,742      48,916
                                                                        ----------  ----------
  Total property, plant and equipment.................................     282,134     212,747
Accumulated depreciation, depletion and amortization..................     (93,892)    (82,985)
                                                                        ----------  ----------
  Net property, plant and equipment...................................  $  188,242  $  129,762
                                                                        ----------  ----------
                                                                        ----------  ----------

    Capitalized mine development and construction-in-progress at December 31, 1997 and 1996 are comprised of the following (in thousands):

                                                MINE DEVELOPMENT    CONSTRUCTION-IN-PROGRESS
                                              --------------------  --------------------
PROJECT                                         1997       1996       1997       1996
--------------------------------------------  ---------  ---------  ---------  ---------
Getchell Underground mine...................  $  45,043  $  35,438  $   1,486  $   3,260
Turquoise Ridge mine........................      4,079        342     72,075     40,448
Mill improvements...........................     --         --         15,015      3,914
Other projects..............................      5,807      2,977        166      1,294
                                              ---------  ---------  ---------  ---------
                                              $  54,929  $  38,757  $  88,742  $  48,916
                                              ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------

    Depletion of mine development and construction costs related to the Turquoise Ridge mine and other projects will begin once commercial production has been achieved.

    Depreciation and depletion expense was $11.0 million, $9.8 million, $4.1 million and $9.5 million for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the year ended June 30, 1995, respectively. Amortization of deferred stripping costs was $5.0 million for the year ended June 30, 1995. There was no amortization expense in the years ended December 31, 1997 and 1996 and the six months ended December 31, 1995.

    Mining in the Main Pit was discontinued in July 1995 after a geotechnical monitoring program, initiated in June 1995, indicated that continued mining in the Main Pit would likely destabilize the pit wall. This event, combined with lower grades and higher than anticipated costs, made it unlikely that the Company would recover the remaining proven and probable reserves in the Main Pit. Accordingly, the remaining pit development costs of $5.5 million and deferred stripping costs of $3.6 million were written off at June 30, 1995.

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

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(5) DEBT

PROMISSORY NOTE

    Contemporaneously with the Spin-Off (discussed in Note 1), the Company and ChemFirst executed a promissory note, upon which all promissory notes previously entered into between the two companies were canceled. The principal balance of the promissory note was equal to the indebtedness of the Company to ChemFirst for advances and accrued interest thereon, as of the date of the Spin-Off, net of a $13.9 million receivable resulting from the settlement of the tax sharing agreement (see Note 7).

    The principal balance of the promissory note was $26.9 million and $25.3 million at December 31, 1997 and 1996, respectively. The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate for a period selected by the Company, plus an applicable margin. The interest rate was 6 22/32% and 6 5/32% at December 31, 1997 and 1996, respectively. Since the inception of the promissory note, interest has been converted to note principal at the end of each interest period. The carrying value of this debt is assumed to approximate its fair value.

    The promissory note contains covenants that require minimum net worth, as defined, of $27.0 million and a ratio of indebtedness to tangible net worth, as defined, of no more than 2.0:1.0.

REVOLVING LINE OF CREDIT FACILITY

    In September 1997, the Company entered into a three year, $25 million revolving line of credit with the CIBC Inc. In February 1998, the CIBC Inc. informed the Company that no amounts are available or are expected to become available for borrowing under the line of credit. The Company has not borrowed under this facility since it was established.

    Interest rates are variable and adjust with changes in the lender's prime rate, the Federal Funds Effective Rate or the London Interbank Borrowing Rate. There is a quarterly commitment fee of 1/4% per annum of the daily average unused amount committed.

    The agreement contains covenants that limit the amount of debt outstanding; that require a protection ratio, as defined, of not less than 1.5 to 1; and that require an interest coverage ratio, as defined, of not less than 2.0 to 1 to be determined as of the end of each fiscal quarter beginning with the fiscal quarter ended December 31, 1998.

CAPITALIZED INTEREST

    Capitalized interest was $1.7 million and $1.3 million for the years ended December 31, 1997 and 1996, $0.4 million for the six months ended December 31, 1995, $1.2 million for the year ended June 30, 1995.

(6) LEASES

    The Company is obligated under capital leases for mobile mining equipment for remaining terms ranging from two to four years. All capital lease agreements provide that the Company can purchase the leased equipment at fair value at the end of the lease term. At December 31, 1997 and 1996, $7.1 million and $9.9 million, respectively, of leased property was included in property, plant and equipment net of $5.6 million and $2.8 million, respectively, of accumulated depreciation, depletion and amortization.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(6) LEASES (CONTINUED)
    The Company is also obligated under non-cancelable operating leases for mining equipment, vehicles and office space. Rental expense under these leases for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the year ended June 30, 1995 was $0.7 million, $1.0 million, $1.2 million and $1.3 million, respectively.

    Future capital lease payments and future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 1997 are as follows (in thousands):

                                                                           CAPITAL    OPERATING
                                                                           LEASES      LEASES
                                                                          ---------  -----------
Year Ended December 31, 1998............................................  $   2,901   $     546
Year Ended December 31, 1999............................................      3,594         549
Year Ended December 31, 2000............................................      3,197         104
Year Ended December 31, 2001............................................        545      --
                                                                          ---------  -----------
Total minimum lease payments............................................     10,237   $   1,199
                                                                                     -----------
                                                                                     -----------
Less amounts representing interest......................................     (1,304)
                                                                          ---------
Present value of minimum capital lease payments.........................      8,933
Less current portion                                                         (2,248)
                                                                          ---------
Capital lease obligations, less current portion                           $   6,685
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

    The Amended Tax Sharing Agreement obligated ChemFirst to pay the Company (by either an actual payment or a reduction in the Company's outstanding indebtedness to ChemFirst) an agreed upon amount of approximately $13.9 million, representing the tax benefit received by the affiliated group, of which ChemFirst is the common parent corporation (the ChemFirst Affiliated Group), from its use of the Company's losses, deductions, credit and allowances in periods prior to the Spin-Off. As a result of this agreement, the Company relinquished its rights to, and eliminated the deferred tax balances relating to, certain Federal net operating loss carryforwards and alternative minimum tax credit carryforwards totaling $10.8 million and $8.6 million, respectively, and the related valuation allowance of $6.7 million.

    The Company agreed in the Amended Tax Sharing Agreement to indemnify ChemFirst for any taxes attributable to the Company and assessed with respect to consolidated or combined tax returns which include the Company and relate to periods prior to the Spin-Off, to the extent any liability for such taxes exceeds $0.3 million. Conversely, ChemFirst agreed to indemnify the Company against any liability for taxes attributable to members of the ChemFirst Affiliated Group, other than the Company, but imposed on the Company as a result of its inclusion in ChemFirst's consolidated or combined tax returns for periods prior to the Spin-Off. Certain of the Federal Income tax returns of the ChemFirst Affiliated Group are

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(7) INCOME TAXES (CONTINUED)
presently under examination by the Internal Revenue Service for the years 1987 through 1996. In the opinion of management, any additional tax liability resulting from these examinations and ultimately determined to be payable has been adequately provided for (see note 13).

    Components of the Company's deferred income tax liabilities and assets are as follows (in thousands):

                                                                           AT DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Deferred tax liabilities:
  Plant and equipment, principally due to capitalization, depletion
    and depreciation differences......................................  $   (9,168) $  (10,598)
  Other, net..........................................................      (1,243)     (1,370)
                                                                        ----------  ----------
    Total gross deferred tax liabilities..............................     (10,411)    (11,968)
Deferred tax assets:
  Accrued pension costs...............................................         762         972
  Accrued reclamation costs...........................................         963         943
  Inventory valuation adjustment......................................         327         406
  Federal net operating loss carryforward.............................      13,720       6,646
  Alternative minimum tax ("AMT") credit carryforward.................         566         566
  Deferred compensation...............................................         433      --
  Other, net..........................................................          69      --
                                                                        ----------  ----------
    Total gross deferred tax assets...................................      16,840       9,533
    Less valuation allowance..........................................      (8,238)     (5,306)
                                                                        ----------  ----------
    Total deferred tax assets.........................................       8,602       4,227
                                                                        ----------  ----------
    Net deferred tax liabilities......................................  $   (1,809) $   (7,741)
                                                                        ----------  ----------
                                                                        ----------  ----------

    A valuation allowance has been recorded to reduce such Federal net operating loss and AMT credit carryforwards to an amount expected to be realized through the reversal of temporary differences. The valuation allowance at December 31, 1997 increased by $2.9 million from December 31, 1996.

    As of December 31, 1997, the Company had net operating loss and AMT loss carryforwards for Federal income tax purposes of approximately $39.2 million and $57.0 million, respectively, which may be used by the Company to offset future Federal taxable income, if any. These loss carryforwards will expire in the years from 2010 to 2012.

    As of December 31, 1997, the Company had AMT credit carryforwards of $0.6 million available to reduce future regular income taxes, if any, in excess of alternative minimum taxes. The AMT credit carryforwards do not expire.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(7) INCOME TAXES (CONTINUED)
    The Company's income tax provision (benefit) for income taxes consists of (in thousands):

                                                 YEAR ENDED DECEMBER    SIX MONTHS     YEAR
                                                         31,              ENDED        ENDED
                                                 --------------------  DECEMBER 31,  JUNE 30,
                                                   1997       1996         1995        1995
                                                 ---------  ---------  ------------  ---------
Federal:
  Current......................................  $  --      $  --       $   --       $     428
  Deferred.....................................     (5,932)      (870)        (884)     --
                                                 ---------  ---------  ------------  ---------
                                                 $  (5,932) $    (870)  $     (884)  $     428
                                                 ---------  ---------  ------------  ---------
                                                 ---------  ---------  ------------  ---------

    The Company's provisions (benefits) for income taxes differ from amounts computed by applying the U.S. corporate income tax rate of 35% for the following reasons (in thousands):

                                                 YEAR ENDED DECEMBER    SIX MONTHS     YEAR
                                                         31,              ENDED        ENDED
                                                 --------------------  DECEMBER 31,  JUNE 30,
                                                   1997       1996         1995        1995
                                                 ---------  ---------  ------------  ---------

U.S. corporate income tax benefit at statutory
  rate.........................................  $  (8,876) $  (5,188)  $   (2,069)  $  (6,275)
Increase in valuation allowance for net
  deferred tax assets..........................      2,932      5,306       --           6,684
Excess percentage depletion....................     --         --           --          (1,177)
Nondeductible expenses and other...............         12         14         (168)         16
Employee stock option exercises................     --         (1,002)      --          --
Tax provision adjustment for pending IRS
  matters......................................     --         --            1,353       1,180
                                                 ---------  ---------  ------------  ---------
Actual tax (benefit) provision.................  $  (5,932) $    (870)  $     (884)  $     428
                                                 ---------  ---------  ------------  ---------
                                                 ---------  ---------  ------------  ---------

(8) STOCKHOLDERS' EQUITY

COMMON STOCK OFFERINGS

    In the fourth quarter of 1995, the Company completed an equity offering of 7,475,000 common shares which resulted in net proceeds to the Company of $137.5 million after offering costs and expenses of $8.3 million.

    In March 1997, the Company completed an equity offering of 1,000,000 common shares under an existing "shelf" registration statement filed with the Securities and Exchange Commission and a shelf prospectus with the securities regulatory authorities in certain provinces of Canada which resulted in net proceeds to the Company of $47.7 million after offering costs and expenses of $2.3 million. Net proceeds of the offering are being used for the continued development of the Turquoise Ridge mine, for exploration on the Getchell property and for general corporate purposes.

    In June 1997, the Company filed a new shelf registration statement with the Securities and Exchange Commission and a shelf prospectus with the securities regulatory authorities in certain provinces of Canada allowing for the sale of $300 million in debt and equity securities.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(8) STOCKHOLDERS' EQUITY (CONTINUED)

SHAREHOLDER RIGHTS PLAN

    In connection with the Shareholder Rights Plan amended and restated on December 31, 1996, Rights have been issued (and will be issued for any newly outstanding Common Stock) to holders of the outstanding shares of Common Stock of the Company. The Rights may be exercised only after the earlier of 10 days after a person becomes (or the directors have knowledge of someone becoming) an Acquiring Person and 10 days after commencement of a public announcement of a tender or exchange offer if, upon its consummation, the offeror would beneficially own 15% or more of the Common Stock. An "Acquiring Person" is defined to be a person who holds at least 15% of the shares of Common Stock without the prior approval of a majority of the outside directors of the Board. In the event someone becomes an Acquiring Person, each holder of Rights (except the Acquiring Person, whose Rights are voided) has the right to purchase one one-thousandth of a Series A Junior Participating Preferred Stock ("Preferred Stock") or, in lieu of shares of Preferred Stock, to receive a number of shares of Common Stock specified by formula at 50% of the market price of the shares of Common Stock. The Rights, which do not have voting rights, expire in December 2006 and may be redeemed by the Company at a price of $0.01 per Right prior to a specified period of time after the occurrence of certain events. The Company may also exchange all of the outstanding Rights for shares of Common Stock at a ratio of one share of Common Stock per Right (as adjusted), any time after the first time someone becomes an Acquiring Person. If, following an acquisition of 15% or more of the shares of Common Stock, the Company is acquired in a merger or other business combination or sells 50% of its assets or earnings power, each Right (other than Rights voided as above) will entitle its holder to purchase a number of shares specified by formula of the acquiring company with a value of twice the then current exercise price. As of December 31, 1997, 26,784,351 Rights had been issued and are outstanding. Although the Board of Directors have authorized the creation of the Preferred Stock, such series has not been authorized for issuance.

(9) EMPLOYEE BENEFIT PLANS

STOCK COMPENSATION PLANS

    At December 31, 1997, the Company has three stock-based incentive plans which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Stock options are granted with an exercise price equal to the fair market value of the Company's Common Stock at the date of grant. Accordingly, no compensation cost has been recognized on these stock option plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands except per share).

                                             FOR THE YEAR ENDED
                                                DECEMBER 31,       FOR THE SIX MONTHS
                                           ----------------------        ENDED
                                              1997        1996     DECEMBER 31, 1995
                                           ----------  ----------  ------------------
Net loss.................     As reported  $  (19,427) $  (13,952)     $   (5,027)
                                Pro forma  $  (21,955) $  (15,333)     $   (5,052)

Primary loss per share...     As reported  $    (0.73) $    (0.54)     $    (0.25)
                                Pro forma  $    (0.81) $    (0.59)     $    (0.25)

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)
    For purposes of the forgoing table, the fair value of option grants made in the years ended December 31, 1997 and 1996 and the six months ended December 31, 1995 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       YEAR ENDED DECEMBER
                                                               31,
                                                       --------------------  SIX MONTHS ENDED
                                                         1997       1996     DECEMBER 31, 1995
                                                       ---------  ---------  -----------------
Volatility...........................................        46%        37%            37%

Risk Free Interest Rate..............................      6.10%      6.40%          5.68%

Expected Lives.......................................    5 Years    5 Years        5 Years

Expected Dividends...................................       None       None           None

    Directors, officers and certain key employees of the Company participated in the 1987 Long Term Incentive Plan ("1987 LTIP") under which the Company had reserved 900,000 shares of Common Stock for issuance. The 1987 LTIP terminated in October 1997, therefore no future grants will be made from the plan. Awards were in the form of stock options, options to purchase debentures convertible into Common Stock or convertible preferred stock, stock appreciation rights, performance units, restricted stock, supplemental cash and such other forms as directed by the Board of Directors. Stock options granted under 1987 LTIP were granted only with an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The debenture options outstanding give the holder the right to purchase a debenture from the Company, which is convertible into preferred stock which is then convertible into the Common Stock of the Company at the original option price. The Board of Directors in its discretion, determined the recipients, the amounts of all awards and vesting period of awards. All awards expire no later than ten years from the date of grant.

    Officers and eligible employees of the Company participate in the 1996 Long Term Equity Incentive Plan ("1996 LTIP") under which the Company had reserved 900,000 shares of Common Stock for issuance. Awards under the 1996 LTIP include stock options, stock appreciation rights, restricted stock or performance shares. Stock options granted under the 1996 LTIP may be granted only with an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The Board of Directors in its discretion, determines the recipients, the amounts of all awards and vesting period of awards. All awards expire no later than ten years from the date of grant. As of December 31, 1997, awards for 102,722 common shares remained available for granting and the Company has granted awards for 62,700 common shares that are subject to shareholder approval to increase the number of Common Stock authorized for the granting of option under the 1996 LTIP. All calculations that follow take into consideration the shares granted subject to shareholder approval.

    On February 14, 1997, the Board of Directors of the Company granted stock appreciation rights ("SARS") under the Company's 1996 LTIP with respect to 75,983 shares at a weighted average grant price of $8.21 per share to certain executives and other employees of the Company. The SARs outstanding as of December 31, 1997 are vested and expire on various dates through 2005. Compensation with respect to SARS is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of the Company's Common Stock. Based on the $24.50 market price of the Company's Common Stock at December 31, 1997, the Company recognized compensation expense of

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)
$1.2 million, or $0.05 per share, in the year ended December 31, 1997. Of the $1.2 million, $0.8 million was charged to general and administrative expenses and $0.3 million was charged to cost of sales and $0.1 million was charged to exploration. The Company's future quarterly results will reflect only compensation expense or adjustments thereto based on the change in the market price of the Common Stock as compared to the market price at the end of the preceding quarter.

    Directors of the Company participate in the 1996 Stock Option Plan for Outside Directors ("1996 LTIP for Directors") under which the Company had originally reserved 100,000 shares of Common Stock for issuance. Each person who
(i) was an outside director at the time the 1996 LTIP for Directors was adopted or (ii) is first elected or appointed as an outside director thereafter will receive a non-qualified stock option grant to purchase the number of shares of Common Stock equal to $22,500 divided by one-third of the closing price of the Common Stock on the date of grant at an option exercise price equal to the fair market value of the stock on the date of grant. Following such initial grant, each such Outside director who serves until the third, sixth or ninth anniversaries of the initial date of grant will automatically receive an additional number of shares of Common Stock equal to $22,500 divided by one-third of the closing price of the Common Stock on the date of grant on each such anniversary at an aggregate option exercise price equal to the fair market value of the stock on the date of grant, so long as the person is an Outside Director at the close of business on the date of such anniversary. Generally the options vest over three years. All options expire five years after the date of grant. As of December 31, 1997, awards for 69,939 common shares remained available for granting.

    On November 14, 1997, the Board of Directors approved a new Director's Stock Option Plan ("Director's New LTIP") and subject to shareholder approval, granted 45,000 options on November 14, 1997. Under the Director's New LTIP, each outside member of the Board of Directors would be granted 5,000 non-qualifying stock options ("NQSOs") at the fair market value on November 14, 1997, and on each Annual Meeting of Stockholders, up to a maximum of 15,000 options for each outside Director. Each option granted will vest immediately, but would be subject to certain conditions and limitations. The Director's New LTIP would replace the 1996 LTIP for Directors. All calculations that follow take into consideration the shares granted subject to shareholder approval.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)
    A summary of the status of the Company's three option plans as of December 31, 1997, 1996 and 1995 and June 30, 1995 and changes during the periods ending on those dates is presented below:

                                                     STOCK OPTIONS          DEBENTURE OPTIONS                SARS
                                                -----------------------  ------------------------  ------------------------
                                                             WEIGHTED                  WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE                   AVERAGE
                                                NUMBER OF    EXERCISE     NUMBER OF    EXERCISE     NUMBER OF    EXERCISE
                                                  SHARES       PRICE       SHARES        PRICE       SHARES        PRICE
                                                ----------  -----------  -----------  -----------  -----------  -----------
Outstanding at June 30, 1994..................     182,900   $    5.11      102,300    $    7.93       --        $  --
  Granted.....................................     246,349   $    8.48        1,000    $    9.53       --           --
  Exercised...................................     (47,600)  $    5.81      (13,500)   $    6.43       --           --
  Expired or canceled.........................    (129,700)  $    5.22      (20,300)   $    8.68       --           --
                                                ----------  -----------  -----------       -----   -----------       -----
Outstanding at June 30, 1995..................     251,949   $    8.22       69,500    $    8.02       --           --
  Granted.....................................     224,041   $   20.25       --           --           --           --
                                                ----------  -----------  -----------       -----   -----------       -----
Outstanding at December 31, 1995..............     475,990   $   13.88       69,500    $    8.02       --           --
  Granted.....................................     569,133   $   32.27       --           --           --           --
  Exercised...................................     (56,271)  $    9.27      (57,000)   $    8.11       --           --
  Expired or canceled.........................     (31,800)  $   33.01       --           --           --           --
                                                ----------  -----------  -----------       -----   -----------       -----
Outstanding at December 31, 1996..............     957,052   $   24.45       12,500    $    7.63       --           --
  Granted.....................................     410,098   $   34.17       --           --           75,983    $    8.21
  Exercised...................................     (14,480)  $   27.03       --           --           --           --
  Expired or canceled.........................    (105,040)  $   34.75       --           --           --           --
                                                ----------  -----------  -----------       -----   -----------       -----
Outstanding at December 31, 1997..............   1,247,630   $   27.87       12,500    $    7.63       75,983    $    8.21
                                                ----------  -----------  -----------       -----   -----------       -----
                                                ----------  -----------  -----------       -----   -----------       -----

    The weighted average fair value of options granted during the year ended December 31, 1997 and 1996 and the six months ended December 31, 1995 was $19.12, $13.68 and $8.35, respectively.

    The following table summarizes the exercisable options and SARs outstanding:

                                                                               EXERCISABLE OPTIONS
                                                    --------------------------------------------------------------------------
                                                        STOCK OPTIONS          DEBENTURE OPTIONS                SARS
                                                    ----------------------  ------------------------  ------------------------
                                                                WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                 AVERAGE                   AVERAGE                   AVERAGE
                                                                EXERCISE                  EXERCISE                  EXERCISE
                                                     NUMBER       PRICE       NUMBER        PRICE       NUMBER        PRICE
                                                    ---------  -----------  -----------  -----------  -----------  -----------
At December 31, 1997..............................    439,167   $   18.27       12,500    $    7.63       75,983    $    8.21

At December 31, 1996..............................    258,514   $   10.91       12,500    $    7.63       --        $  --

At December 31, 1995..............................    127,800   $    6.47       69,500    $    8.02       --        $  --

At June 30, 1995..................................    125,800   $    6.46       69,500    $    8.02       --        $  --

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)

    The following table summarizes information about options and SARs outstanding at December 31, 1997:

                                   OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                       -------------------------------------------  ------------------------
                                    WEIGHTED- AVERAGE   WEIGHTED-                 WEIGHTED-
                                        REMAINING        AVERAGE                   AVERAGE
      RANGE OF           NUMBER     CONTRACTUAL LIFE    EXERCISE      NUMBER      EXERCISE
   EXERCISE PRICES     OUTSTANDING      IN YEARS          PRICE     EXERCISABLE     PRICE
---------------------  -----------  -----------------  -----------  -----------  -----------
STOCK OPTIONS
    $6.69-$10.03          157,150             6.8       $    7.40      157,150    $    7.40
    $10.04-$15.04          41,709             7.3       $   11.22       41,709    $   11.22
    $15.05-$22.57         220,693             7.4       $   20.25      100,627    $   20.25
    $22.58-$33.86         490,383             8.0       $   30.80      130,981    $   30.39
    $33.87-$50.00         337,695             9.2       $   40.18        8,700    $   43.13
                                               --
---------------------  -----------                     -----------  -----------  -----------
    $6.69-$50.00        1,247,630             8.1       $   27.87      439,167    $   18.27
                                               --
                                               --
---------------------  -----------                     -----------  -----------  -----------
---------------------  -----------                     -----------  -----------  -----------
DEBENTURE OPTIONS
     $3.25-$4.88            1,000             3.9       $    3.25        1,000    $    3.25
     $4.89-$7.31            3,000             4.5       $    5.88        3,000    $    5.88
    $7.32-$10.19            8,500             2.0       $    8.76        8,500    $    8.76
                                               --
---------------------  -----------                     -----------  -----------  -----------
    $3.25-$10.19           12,500             2.8       $    7.63       12,500    $    7.63
                                               --
                                               --
---------------------  -----------                     -----------  -----------  -----------
---------------------  -----------                     -----------  -----------  -----------
SARS
    $6.69-$10.03           60,551             6.7       $    7.44       60,551    $    7.44
    $10.04-$11.44          15,432             7.3       $   11.22       15,432    $   11.22
                                               --
---------------------  -----------                     -----------  -----------  -----------
    $6.69-$11.44           75,983             6.8       $    8.21       75,983    $    8.21
                                               --
                                               --
---------------------  -----------                     -----------  -----------  -----------
---------------------  -----------                     -----------  -----------  -----------

    In August 1994, a restricted stock award of 10,000 common shares was granted. Under the terms of the restricted stock award and as a result of the Spin-Off and subsequent equity offering completed in November 1995 (see Notes 1 and 8), the restricted stock award vested in February 1996. No additional restricted stock awards have been granted.

PENSION BENEFITS

    Prior to the Spin-Off (see Note 1), the Company's employees participated in ChemFirst's qualified noncontributory defined benefit pension plan. In connection with Spin-Off, the Company established its own qualified noncontributory defined benefit pension plan. In turn, ChemFirst agreed to (i) maintain the administration and funding of accrued benefits at the Spin-Off date for all vested Company employees, and (ii) transfer funds to the Company's pension plan equal to the actuarially determined pension liability for the non vested Company employees included in the ChemFirst pension plan. In September 1996, ChemFirst transferred the funds relating to the liability for non-vested Company employees previously covered under the ChemFirst pension plan. Pension expense allocated to the Company by ChemFirst was $0.2 million and $0.5 million for the six months ended December 31, 1995 and year ended June 30, 1995, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)
    Employees who participated in the ChemFirst pension plan as of September 30, 1995 were eligible to participate in the Company's pension plan at inception. All other employees are eligible to participate in the Company's pension plan following six months of service. The Company's plan covers all full-time permanent employees. Benefits are based on years of service and participants' compensation during the last five years of employment. Under the plan, an employee becomes a participant after six months of service, provided that the employee is regularly employed for at least 1,000 hours per year.

    The components of pension expense for the pension plan consist of (in thousands):

                                                                               YEAR ENDED DECEMBER
                                                                                       31,
                                                                               --------------------
                                                                                 1997       1996
                                                                               ---------  ---------
Service cost.................................................................  $   1,111  $     635
Interest cost on projected benefit obligation................................        190        140
Return on assets.............................................................       (233)       (16)
Net amortization and deferral................................................        224         71
                                                                               ---------  ---------
Pension expense..............................................................  $   1,292  $     830
                                                                               ---------  ---------
                                                                               ---------  ---------

    The Company's policy is to fund the plan based on the minimum requirements of applicable regulations. The following table sets forth the funded status of the Company's pension plan and the amounts recognized in the Company's consolidated balance sheet (in thousands):

                                                                                                 AT DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation.............................................................
    Vested benefit obligation................................................................  $     636  $      45
    Non-vested benefits......................................................................      1,274        954
                                                                                               ---------  ---------
  Accumulated benefit obligation.............................................................      1,910        999
  Effect of future salary increases..........................................................      2,115      1,640
                                                                                               ---------  ---------
Projected benefit obligation.................................................................      4,025      2,639
Plan assets at fair value, principally mutual funds..........................................     (2,070)      (558)
                                                                                               ---------  ---------
Shortfall of plan assets over projected benefit obligation...................................      1,955      2,081
Unrecognized net loss........................................................................        (50)      (112)
Unrecognized prior service cost..............................................................     (1,215)    (1,292)
                                                                                               ---------  ---------
Net pension liability........................................................................  $     690  $     677
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    In measuring the projected benefit obligation for the pension plan, a weighted average discount rate of 7.25% and a rate of increase in future compensation of 3.5% was used at December 31, 1997 and a weighted average discount rate of 7.5% and a rate of increase in future compensation of 3.0% was used at December 31, 1996. The weighted average expected long-term rate of return on plan assets was assumed to be 7.5% and 7.0% for the years ended December 31, 1997 and 1996, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(9) EMPLOYEE BENEFIT PLANS (CONTINUED)

SAVINGS PLAN

    Substantially all employees who have completed six months of service are eligible to participate in the Company's 401(k) thrift plan. Under the savings plan, employees may elect to contribute from 1% to 15% of monthly base pay, with the Company matching contributions up to 4% of monthly base pay. Total expense under the plan amounted to $0.5 million, $0.4 million, $0.1 million and $0.2 million for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the year ended June 30, 1995, respectively.

(10)  MAJOR CUSTOMERS

    The Company is not economically dependent on a limited number of customers for the sale of its product because gold commodity markets are well-established worldwide. During 1997 and 1996, one customer accounted for 100% of total sales and $54.1 million or 82% of total sales, respectively. In the six months ended December 31, 1995 and the year ended June 30, 1995, one customer accounted for all of the total sales. For the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and the year ended June 30, 1995, export sales were less than 10% of total sales.

(11)  RELATED PARTY TRANSACTIONS

    The Company had an administrative services agreement with ChemFirst which was terminated in conjunction with the Spin-Off (see Note 1). Prior to the termination of the agreement, the Company reimbursed ChemFirst on a fee basis determined annually. Under this agreement, the Company reimbursed ChemFirst approximately $0.1 million and $0.2 million for the six months ended December 31, 1995 and the year ended June 30, 1995, respectively. Direct expenses incurred by ChemFirst on behalf of the Company were charged to the Company based on the actual costs incurred.

    For insurance premiums paid by ChemFirst on behalf of the Company, the Company reimbursed ChemFirst approximately $0.2 million and $0.3 million for the six months ended December 31, 1995 and year ended June 30, 1995, respectively.

    As discussed in Note 1, contemporaneously with the Spin-Off, the Company and ChemFirst executed a promissory note, upon which all promissory notes previously entered into between the two companies were canceled.

(12)  SUPPLEMENTAL CASH FLOW INFORMATION

    Net cash provided by operating activities includes the following cash payments (in thousands):

                                                                            YEAR ENDED        SIX MONTHS
                                                                           DECEMBER 31,          ENDED
                                                                       --------------------  DECEMBER 31,    YEAR ENDED
                                                                         1997       1996         1995       JUNE 30, 1995
                                                                       ---------  ---------  -------------  -------------
Interest, net of amounts capitalized (Note 5)........................  $    (838) $    (448)   $      87      $      48
Income taxes paid....................................................  $  --      $  --        $  --          $  --

    Excluded from the statement of consolidated cash flows are the effects of certain non-cash transactions. In the years ended December 31, 1997 and 1996, the six months ended December 31, 1995, and the year ended June 30, 1995, interest payable in the amounts of $1.6 million, $1.5 million, $3.0 million and

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(12)  SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)
$2.3 million, respectively, was capitalized to the note payable to ChemFirst. In the six months ended December 31, 1995, $13.9 million of income taxes receivable from ChemFirst were offset against the note payable to ChemFirst.

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

INTERNAL REVENUE SERVICE TAX CLAIM

    In September 1997 and October 1996, the Internal Revenue Service ("IRS") filed notices of deficiencies, stating that the IRS is proceeding against ChemFirst for income taxes associated with ChemFirst's consolidated income tax returns filed in 1989, 1990, 1991 and 1992. The Company's share of the asserted deficiency for 1989 through 1994, including interest, totals approximately $5.5 million. In response, ChemFirst and the Company filed a petition with the United States Tax Court in December 1996. The Company believes it has adequately provided for any liabilities that may result from the outcome of this matter.

MAJOR CONTRACTS

    The Company has an agreement with an independent contractor who provides oxygen for the autoclave process in the mill. The agreement requires, among other things, that the Company must pay the independent contractor at a rate (subject to future adjustments for inflation) of approximately $0.2 million a month. The Company is also obligated to a termination fee if the contract is terminated prior to January 2004. The termination fee is $2.4 million in 1998 and decreases each year until reaching $0.4 million in 2004.

ROYALTIES

    The Company is obligated to pay a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties, recorded as operating costs, amounted to $1.1 million, $1.5 million, $0.8 million and $1.5 million for the years ended December 31, 1997 and 1996, the six months ended December 31, 1995 and year ended June 30, 1995, respectively.

LETTER OF CREDIT

    At December 31, 1997, a $4.5 million unsecured letter of credit was outstanding for bonding of a reclamation plan.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY

                           DECEMBER 31, 1997 AND 1996

(14) FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited selected quarterly financial information (amounts in thousands, except per share amounts):

                                                                  YEAR ENDED DECEMBER 31, 1997
                                                -----------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                ---------------------------------------------------   YEAR ENDED
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                                -----------  ---------  -------------  ------------  ------------
Net sales.....................................   $  14,862   $  18,675    $  17,587     $   13,673    $   64,797
Gross margin..................................   $  (4,949)  $  (3,051)   $  (4,074)    $   (9,449)   $  (21,523)
Loss before income taxes......................   $  (7,979)  $  (3,084)   $  (4,902)    $   (9,394)   $  (25,359)
Net loss......................................   $  (7,979)  $  (3,084)   $  (4,902)    $   (3,462)   $  (19,427)
Loss per share................................   $   (0.31)  $   (0.12)   $   (0.18)    $    (0.13)   $    (0.73)


                                                                  YEAR ENDED DECEMBER 31, 1996
                                                -----------------------------------------------------------------
                                                                THREE MONTHS ENDED
                                                ---------------------------------------------------   YEAR ENDED
                                                 MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                                -----------  ---------  -------------  ------------  ------------
Net sales.....................................   $  14,655   $  17,193    $  17,020     $   19,010    $   67,878
Gross margin..................................   $  (1,923)  $  (1,243)   $  (3,572)    $   (4,168)   $  (10,906)
Loss before income taxes......................   $  (2,603)  $  (2,021)   $  (4,218)    $   (5,980)   $  (14,822)
Net loss......................................   $  (1,733)  $  (2,021)   $  (4,218)    $   (5,980)   $  (13,952)
Loss per share................................   $   (0.07)  $   (0.08)   $   (0.16)    $    (0.23)   $    (0.54)

    The following table sets forth unaudited consolidated statements of operations data for the year ended December 31, 1995 and the six months ended December 31, 1994 (amounts in thousands, except per share amounts):

                                                                                                      SIX MONTHS
                                                                                        YEAR ENDED      ENDED
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1995          1994
                                                                                       ------------  ------------
Net sales............................................................................   $   67,884    $   38,026
Cost of sales........................................................................       69,972        35,759
                                                                                       ------------  ------------
  Gross margin.......................................................................       (2,088)        2,267
General and administrative expenses..................................................        3,531         1,182
Exploration expenses.................................................................        2,106         2,298
Abandonment and impairment of mineral properties.....................................       11,531        --
                                                                                       ------------  ------------
  Loss from operations...............................................................      (19,256)       (1,213)
Interest expense, net of capitalized interest........................................       (3,680)         (759)
Interest and other income............................................................          981            87
                                                                                       ------------  ------------
  Loss before income taxes...........................................................      (21,955)       (1,885)
Income tax provision (benefit).......................................................          109          (565)
                                                                                       ------------  ------------
  Net loss...........................................................................   $  (22,064)   $   (1,320)
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Basic loss per common share..........................................................   $    (1.16)   $    (0.07)
                                                                                       ------------  ------------
                                                                                       ------------  ------------
Weighted average number of shares outstanding........................................       19,035        18,122
                                                                                       ------------  ------------
                                                                                       ------------  ------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The names, ages and positions for the past five years of the executive officers and directors of the Company as of February 13, 1998 are set forth below:

    J. KELLEY WILLIAMS, 63, is Chairman of the Board of the Company and has been since October 1987. He is the Chairman of the Board and Chief Executive Officer of ChemFirst and has been since November 1988. Mr. Williams has been a director of the Company since 1987 and his current term expires in 2000. Mr. Williams is also a Director of Deposit Guaranty Corporation.

    G. W. THOMPSON, 56, has been President and Chief Executive Officer of the Company since September 1994. He was a private investor and consultant in the mining business from May 1992 until September 1994. Mr. Thompson has been a director since 1994 and his current term expires in 1998.

    R. DAVID RUSSELL, 41, has been Vice President and Chief Operating Officer since February 1995. He was General Manager of Lac Minerals U.S.A. Ltd., a gold mining company and wholly owned subsidiary of Lac Minerals Ltd., from April 1994 to February 1995. From June 1993 to April 1994. Mr. Russell was a Manager at Independence Mining Company, a gold mining company and a subsidiary of Minorco Inc. From September 1992 to June 1993, he was a Manager at Hecla Mining Company, a diversified mining company.

    DONALD S. ROBSON, 45, is Vice President and Chief Financial Officer of the Company and has been since March 1995. Mr. Robson has also served as Corporate Secretary since October 1995. From May 1990 to September 1994, he was Vice President, Finance of Lac Minerals Ltd., a gold mining company.

    DONALD O. MILLER, 51, is the Vice President--Human Resources and Chief Administrative Officer and has been since April 1995. From January 1993 to April 1995, Mr. Miller had his own consulting firm, GEM 2000, at which he consulted on human resources issues, primarily in the mining industry. From May 1991 to January 1993, he was the Vice President, Human Resources at Newmont Mining Company, a mining company.

    RICHARD F. NANNA, 49, is the Vice President, Exploration of the Company and has been since August 1991.

    ROGER D. PALMER, 48, is the Controller of the Company and has been since April 1995. From December 1993 to April 1995, Mr. Palmer was Assistant Controller of the Company. From June 1992 to December 1993, Mr. Palmer held the position of Manager, Financial Planning and Analysis with the Company.

    WALTER A. DREXEL, 67, is a private investor. From September 1987 to June 1996, he was part owner of the Chicago Central and Pacific Railroad. Mr. Drexel is a member of the Compensation, Human Resource and Director Affairs Committee and has been a director since 1995. His current term expires in 1999.

    ROBERT C. HORTON, 72, is a self-employed mining consultant. He is the Associate Dean Emeritus of the Mackay School of Mines at the University of Nevada, Reno. Mr. Horton is a member of the Compensation, Human Resource and Director Affairs Committee and has been a director since 1988. He will be retiring from the Board in 1998.

    PETE INGERSOLL, 67, is the principal partner of Ingersoll, Parker & Longabaugh, a mining consulting firm. He is a member of the Compensation, Human Resource and Director Affairs Committee and has been a director since 1994. Mr. Ingersoll's current term expires in 1998. Mr. Ingersoll is also a Director of Stillwater Mining Company.

    JOHN RACICH, 62, is a mining consultant. He retired in 1989 as Senior Vice President and Chief Financial Officer of Placer Dome Inc., a gold mining company. Mr. Racich is Chairman of the Audit, Budgeting and Finance Committee. He has been a director since 1996 and his current term expires in 1999.

    CHARLES E. STOTT, JR., 64, is a mining consultant. From 1994 to 1995, he was President and Chief Executive Officer of Gold Capital Corporation, a gold mining company. From 1993 to 1994, he was Executive Vice President, American Mine Services Inc., a mining contracting and engineering firm. From 1990 to 1993, he was President and Chief Executive Officer of Horizon Resources Corporation, a mining company. Mr. Stott is a member of the Compensation, Human Resource and Director Affairs Committee. He has been a director since 1996 and his current term expires in 1999.

    R. MICHAEL SUMMERFORD, 49, is Vice President and Chief Financial Officer of ChemFirst and has been since 1988. He is a member of the Audit, Budgeting and Finance Committee. Mr. Summerford has been a director since 1987 and his current term expires in 2000.

    ALLEN S. WINTERS, 57, is a consultant for various mining companies. He retired in 1995 as Vice President of Homestake Mining Company and General Manager of Homestake Mine. Mr. Winters is a member of the Audit, Budgeting and Finance Committee. He has been a director since 1996 and his current term expires in 2000.

    ROBERT L. ZERGA, 57, has been self-employed since January 1995. From July 1990 to November 1994, he served as Chief Executive Officer and Chairman of the Board of Independence Mining Company Inc., a gold mining company which is an indirect wholly-owned subsidiary of Minorco Inc. During the same time period, he served as Vice President and director of Minorco (U.S.A.) Inc., a gold mining company and subsidiary of Minorco Inc. He is Chairman of the Compensation, Human Resource and Director Affairs Committee. Mr. Zerga has been a director since 1995 and his current term expires in 1999. Mr. Zerga is also a Director of Canyon Resources, a mining company.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1997 ("1997") and 1996 ("1996"), the six months ended June 30, 1995 (the "1995IP" or "Interim Period"), and the year ended June 30, 1995 ("1995") of those persons who were either (i) the chief executive officer of the Company during the last completed fiscal year or (ii) one of the other four most highly compensated executive officers of the Company as of the end of the last completed fiscal year whose annual salary and bonuses exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM COMPENSATION
                                                     ANNUAL COMPENSATION             ----------------------------
                                           ----------------------------------------                  SECURITIES
                                                                      OTHER ANNUAL    RESTRICTED     UNDERLYING
NAME AND                                                              COMPENSATION   STOCK AWARDS    OPTION/SAR
PRINCIPAL POSITION               YEAR      SALARY ($)    BONUS ($)      (1) ($)          ($)         AWARDS(2)
---------------------------  ------------  -----------  -----------  --------------  ------------  --------------
G.W. Thompson..............        1997      360,000        --             --             --          91,640
  President and                    1996      300,000      127,500(5)       --             --             --
  Chief Executive Officer       1995 IP(4)   116,665      133,000(6)       --             --         105,000
                                   1995(4)   183,000        --   (6)       --           65,000(7)     90,000

R. David Russell...........        1997      220,000        --             --             --          43,140
  Vice President and               1996      175,000       63,000(5)       --             --             --
  Chief Operating Officer       1995 IP(4)    81,667       63,000(6)       --             --          45,000
                                   1995(4)    55,321        --   (6)       --             --          34,000

Donald S. Robson...........        1997      158,333        --             --             --          20,905
  Vice President and               1996      140,000       36,750(5)     42,914(11)       --             --
  Chief Financial Officer       1995 IP(4)    72,917       50,000(6)       --             --          24,000
                                   1995(4)    33,654        --   (6)       --             --          22,059

Donald O. Miller...........        1997      128,333        --             --             --          14,745
                                   1996      110,000       29,700(5)     24,267(12)       --             --
  Vice President, Human
                                1995 IP(4)    49,998       30,000(6)       --             --          15,000
  Resources and Chief

  Administrative Officer           1995(4)    20,512        --   (6)       --             --          13,954

Richard F. Nanna...........        1997       94,340        --             --             --          15,963
  Vice President,
    Exploration                    1996       92,947       19,751(5)    317,779(13)       --          15,000
                                1995 IP(4)    45,114       13,950          --             --             --
                                   1995       90,228       27,200          --             --          15,427


NAME AND                           ALL OTHER
PRINCIPAL POSITION           COMPENSATION (3) ($)
---------------------------  ---------------------
G.W. Thompson..............     40,390(8)(9)
  President and                104,384(8)(9)(10)
  Chief Executive Officer       66,058(8)(9)(10)
                                 3,008(8)(9)
R. David Russell...........     25,725(8)(9)(14)
  Vice President and            41,526(8)(9)(10)(14)
  Chief Operating Officer       21,585(8)(9)(10)
                                   218(9)
Donald S. Robson...........     10,680(8)(9)
  Vice President and            13,277(8)(9)(10)
  Chief Financial Officer       42,961(8)(9)(10)
                                   216(9)
Donald O. Miller...........      7,812(9)
                                 3,591(9)
  Vice President, Human
                                   705(9)
  Resources and Chief
  Administrative Officer           351(9)
Richard F. Nanna...........      4,554(8)(9)
  Vice President,
    Exploration                  4,198(8)(9)
                                 2,403(8)(9)
                                 4,804(8)(9)

------------------------------

 (1) Other Annual Compensation included direct cash payments related to tax reimbursement payments, tax planning and tax return preparation services provided to the Named Executive Officer at the Company's expense, and tax reimbursements paid on imputed income resulting from the personal use of Company automobiles and club dues and memberships, including imputed income on the same, but only if such payments exceed the lesser $50,000 or 10% of the total salary and bonus of the Named Executive Officer.

 (2) Represents non-qualified stock options ("NQSOs") and stock appreciation rights ("SARs") granted under the Company's Long-Term Equity Incentive Plans.

 (3) All Other Compensation consists of Company contributions related to the Company's 401(k) Plan, relocation expenses and executive life insurance paid by the Company on the Named Executive Officer's behalf.

 (4) In September 1995, the Company converted from a fiscal year ended June 30 to a fiscal year ended December 31. For Messrs. Thompson, Russell, Robson and Miller 1995 amounts represent compensation from the date of hire through June 30, 1995. These dates were September 1, 1994 for Mr. Thompson, February 6, 1995 for Mr. Russell, March 21, 1995 for Mr. Robson and April 17, 1995 for Mr. Miller. For all Name Executive Officers the 1995 IP amounts represent compensation from July 1, 1995 through December 31, 1995.

 (5) Represents bonuses earned for the year ended December 31, 1996 which were paid in the year ended December 31, 1997.

 (6) Mr. Thompson's bonus was calculated for a 16-month period (September 1994 through December 1995), incorporating performance for the year ended June 30, 1995 and the Interim Period. The bonuses of Messrs. Russell, Robson and Miller were based on a period from their respective dates of hire in 1995 through December 31, 1995. These bonuses were all paid in the year ended December 31, 1996.

 (7) Includes 10,000 shares of restricted stock issued to Mr. Thompson upon being named President and Chief Executive Officer, of which he has sole voting and investment power. At December 31, 1997, such shares had a market value of $245,000. All of the shares vested on February 21, 1996.

 (8) Company contributions related to the Company's 401(k) Plan for the year ended December 31, 1997 were $4,850 for Mr. Thompson, $8,425 for Mr. Russell, $4,792 for Mr. Robson and $3,774 for Mr. Nanna. For the year ended December 31, 1996, Company contributions were $10,053 for Mr. Thompson, $6,766 for Mr. Russell, $9,627 for Mr. Robson and $3,718 for Mr. Nanna. For the Interim Period, Company contributions were $3,078 for Mr. Thompson, $466 for Mr. Russell, $1,155 for Mr. Robson and $1,828 for Mr. Nanna. For the year ended June 30, 1995, Company contributions were $2,000 for Mr. Thompson and $3,655 for Mr. Nanna.

 (9) Executive Life Insurance paid by the Company for the year ended December 31, 1997 was $35,540 for Mr. Thompson, $4,500 for Mr. Russell, $5,888 for Mr. Robson, $7,812 for Mr. Miller and $780 for Mr. Nanna. For the year ended December 31, 1996, Executive Life Insurance paid by the Company was $16,547 for Mr. Thompson, $2,120 for Mr. Russell, $1,663 for Mr. Robson, $3,591 for Mr. Miller and $480 for Mr. Nanna. Executive Life Insurance paid by the Company for the Interim Period was $2,625 for Mr. Thompson, $261 for Mr. Russell, $324 for Mr. Robson, $705 for Mr. Miller and $575 for Mr. Nanna. Executive Life Insurance paid by the Company in the year ended June 30, 1995 was $1,008 for Mr. Thompson, $218 for Mr. Russell, $216 for Mr. Robson, $351 for Mr. Miller and $1,149 for Mr. Nanna.

(10) Relocation expenses paid by the Company during the year ended December 31, 1996 on behalf of Mr. Thompson were $77,784, on behalf of Mr. Russell were $24,107 and on behalf of Mr. Robson were $1,987. Relocation expenses paid by the Company during the Interim Period on behalf of Mr. Thompson were $60,355, on behalf of Mr. Russell were $20,858 and on behalf of Mr. Robson were $41,482.

(11) Includes direct cash payments related to tax reimbursement payments of $26,316, tax planning and tax return preparation services at the Company's expense of $6,641, and tax reimbursements paid on imputed income resulting from the personal use of Company automobiles of $4,560 and club dues and memberships of $5,397, including imputed income on the same.

(12) Includes direct cash payments related to tax reimbursement payments of $12,884, tax planning services at the Company's expense of $2,398, and tax reimbursements paid on imputed income resulting from the personal use of Company automobiles of $4,748 and club dues and memberships of $4,237, including imputed income on the same.

(13) Includes direct cash payments related to tax reimbursement payments of $316,674 and tax reimbursements paid on imputed income resulting from the personal use of Company automobiles of $1,105, including imputed income on the same.

(14) Includes imputed interest calculated at 8% on a $160,000 interest-free bridge loan related to Mr. Russell's northern California residence, which total $12,800 and $8,533 in 1997 and 1996, respectively.

    The following table sets forth certain information with respect to grants of stock options and SARs to Named Executive Officers during the year ended December 31, 1997.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                           POTENTIAL REALIZABLE
                                                                                                             VALUE AT ASSUMED
                                                                                                             ANNUAL RATES OF
                                NUMBER OF                                      MARKET                          STOCK PRICE
                               SECURITIES       % OF TOTAL                    PRICE ON                       APPRECIATION FOR
                               UNDERLYING      OPTIONS/SARS      EXERCISE      DATE OF                        OPTION TERM(4)
                              OPTIONS/SARS    GRANTED TO ALL       PRICE        GRANT                      --------------------
NAME                             GRANTED       EMPLOYEES(3)      ($/SHARE)    ($/SHARE)   EXPIRATION DATE     0%         5%
----------------------------  -------------  -----------------  -----------  -----------  ---------------  ---------  ---------
G.W. Thompson...............       58,340(1)          12.0           40.25        40.25       2/14/2007       --      1,370,319
G.W. Thompson...............       33,300(2)           6.9            6.81        40.25       8/23/2004    1,076,256  1,606,717
R. David Russell............       30,560(1)           6.3           40.25        40.25       4/01/2007       --        717,808
R. David Russell............       12,580(2)           2.6            8.44        40.25       2/09/2005      386,111    621,140
Donald S. Robson............       13,505(1)           2.8           40.25        40.25       4/01/2007       --        317,212
Donald S. Robson............        7,400(2)           1.5            8.50        40.25       3/21/2005      226,662    364,914
Donald O. Miller............        9,935(1)           2.0           40.25        40.25       2/14/2007       --        233,358
Donald O. Miller............        4,810(2)           1.0           10.75        40.25       4/18/2005      136,507    226,371
Richard F. Nanna............        6,000(1)           1.2           40.25        40.25       4/01/2007       --        140,931
Richard F. Nanna............        1,295(2)           0.3            8.50        40.25       7/14/1998       39,665     42,199
Richard F. Nanna............          370(2)           0.1            9.75        40.25       8/10/1999       10,870     12,354
Richard F. Nanna............          740(2)           0.2            7.63        40.25       8/09/2000       23,313     27,877
Richard F. Nanna............        1,850(2)           0.4            6.69        40.25       8/12/2003       60,018     84,638
Richard F. Nanna............        2,701(2)           0.6            7.25        40.25       8/11/2004       86,107    129,134
Richard F. Nanna............        3,007(2)           0.6           11.44        40.25       5/11/2005       83,271    139,450


NAME                             10%
----------------------------  ---------
G.W. Thompson...............  3,572,919
G.W. Thompson...............  2,312,461
R. David Russell............  1,871,587
R. David Russell............    949,049
Donald S. Robson............    827,087
Donald S. Robson............    557,801
Donald O. Miller............    608,449
Donald O. Miller............    351,748
Richard F. Nanna............    367,458
Richard F. Nanna............     44,733
Richard F. Nanna............     13,911
Richard F. Nanna............     32,898
Richard F. Nanna............    115,872
Richard F. Nanna............    186,377
Richard F. Nanna............    217,830

------------------------------

(1) Options represent NQSOs that vest over four years from the date of grant at a rate of 20% in the first three years and 40% in the final year. All options were granted for a term of ten years, subject to earlier termination in certain events. The exercise price is equal to the fair market value of the Company's Common Stock on the date of grant.

(2) Represents SARs that are all currently vested.

(3) Based on 486,081 total options granted in the year ended December 31, 1997.

(4) The amounts shown are for illustrative purposes only. Potential gains are net of the exercise price. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 0%, 5% and 10% rates of stock price appreciation are provide in accordance with the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent upon the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant to the date of this Annual Report other than the columns reflecting assumed rates of appreciation of 0%, 5% and 10%.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

    The following table sets forth certain information with respect to the Named Executive Officers concerning the exercise of options and SARs in 1997 and unexercised options and SARs held at December 31, 1997.

                                                                NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS/SARS
                                                                  OPTIONS/SARS AT         AT DECEMBER 31, 1997(1)
                                      SHARES                    DECEMBER 31, 1997(#)                ($)
                                    ACQUIRED ON     VALUE    --------------------------  -------------------------
NAME                               EXERCISE (#)   REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
---------------------------------  -------------  ---------  -----------  -------------  ----------  -------------
G.W. Thompson....................       --           --         165,300        121,340    2,359,677       267,750
R. David Russell.................       --           --          64,580         57,560      824,691       114,750
Donald S. Robson.................       --           --          37,000         27,905      479,200        61,200
Donald O. Miller.................        1,500    $  29,625      22,310         18,935      264,012        38,250
Richard F. Nanna.................       --           --          39,890         18,000      596,965       --

------------------------

(1) Value was computed as the difference between the individual option or SAR price and the closing sales price of the Company's Common Stock on December 31, 1997 ($24.50). Only options and SARs with fair market value in excess of the exercise price are reflected in this column.

                               OTHER COMPENSATION

    Employees participate in a noncontributory Retirement Plan established by the Company. Employees become 100% vested after five years of employment. The plan provides for normal retirement at age sixty-five with actuarially adjusted provisions for early and postponed retirement dates. Retirement benefits are based on years of service and average compensation (wage and salary) of the five highest consecutive years during employment. Theoretical benefits payable under the plan are reflected in the estimated retirement plan table below and are not subject to any reduction for social security benefits or other offset amounts.

    The following table shows the estimated annual retirement benefit payable to participating employees including Named Executive Officers in earnings and years of service classifications as indicated.

                               PENSION PLAN TABLE

                                                      ESTIMATED ANNUAL BENEFITS FOR YEARS OF
                                                                 CREDITED SERVICE
AVERAGE ANNUAL COMPENSATION                         -------------------------------------------
(FIVE HIGHEST CONSECUTIVE YEARS)                    10 YEARS   20 YEARS   30 YEARS    40 YEARS
--------------------------------------------------  ---------  ---------  ---------  ----------
$25,000...........................................  $   4,212  $   8,424  $  12,136  $   16,848
$50,000...........................................      8,712     17,424     26,136      34,848
$100,000..........................................     17,712     35,424     53,136      70,848
$150,000 or greater...............................     26,712     53,424     80,136     106,848

    Effective November 14, 1997, the Compensation Committee recommended and the Board of Directors approved a non-qualified and unfunded Supplemental Executive Retirement Plan. The plan will provide executives who were over the age of 50 at the time of adoption of the plan, specifically G.W. Thompson and Donald O. Miller, two years credited service for each year of employment from the approval of the plan, until retirement, up to a maximum of 25 years, with Mr. Thompson receiving one extra year to his first two-year credit. Additional executives shall receive such benefit at the discretion of the Compensation Committee. Years of service for the Named Executive Officers are: G.W. Thompson, three years; R. David Russell, Donald S. Robson and Donald O. Miller, two years each; and Richard F. Nanna, sixteen years.

    During the year ended December 31, 1997, the Company entered into new termination agreements with G.W. Thompson, R. David Russell, Donald S. Robson, Donald O. Miller and Richard F. Nanna (collectively, the "Termination Agreements") as the prior termination agreements expired in 1997. The Termination Agreements have substantially similar terms to the old termination agreements. The Termination Agreements expire on June 30, 2000 unless a Change of Control (as defined therein) occurs, in which case the Termination Agreements expire three months from the end of the month in which the Change of Control occurred. Upon termination without Cause (as defined therein) or for Disability (as defined therein) or upon Voluntary Resignation (as defined therein), and in the case of Mr. Nanna's Termination Agreement, such Voluntary Resignation must be for Good Reason (as defined therein), each of Messrs. Thompson, Russell, Robson and Miller would be paid two times the sum of his annual base salary and bonuses averaged over the three year period ending on the date of termination, with certain benefit plans continuing for a period of 36 months, and Mr. Nanna would be paid one and a half times the sum of his annual base salary and bonuses averaged over the three year period ending on the date of termination, with certain benefit plans continuing for a period of 24 months. Upon termination, the individual would have the option, unless he notifies the Company otherwise, to receive a cash payment equal to the cash value of all his NQSOs, Debenture Options, Debentures and Stock Appreciation Rights, whether then exercisable or not. No individual would receive payments in the event of death. The Termination Agreements also provide for, among other things, an additional payment to be made by the Company to the individual if any of the severance payments provided for in the Termination Agreement or any other payments made pursuant to a Change of Control of the Company (the "Total Payments") become subject to an additional tax ("Excise Tax") imposed by Section 4999 of the Code, such that the net of all of the payments received by the individual after the imposition of the Excise Tax on the Total Payments and the federal income tax on the additional payment shall be equal to the Total Payments.

           COMPENSATION, HUMAN RESOURCE & DIRECTOR AFFAIRS COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Drexel, Horton, Ingersoll, Stott and Zerga, who are members of the Compensation, Human Resource & Director Affairs Committee, are not now and never have been officers or employees of the Company.

DIRECTOR COMPENSATION

    In 1997, the Chairman of the Board was compensated for his services with an annual retainer of $22,500. Other Directors who are not employees of the Company (together with the Chairman, "Outside Directors") were compensated for their services with an annual retainer of $7,500. In addition, all Outside Directors received $750 per day for attendance at board meetings, and an additional $500 per day for attendance at committee meetings, $750 per day for special service requests made by the Chairman of the Board or the Chief Executive Officer and $250 per day for travel. No compensation, in addition to his regular salary and benefit, is payable to the Chief Executive Officer for his services as a Director. In accordance with the 1996 Stock Option Plan for Outside Directors, Outside Directors may elect to forego cash payment of all or any of his fees during a fiscal year and receive an option to purchase the number of shares equal to the fees divided by one-third of the closing price of the Common Stock on the last day of the fiscal year. Mr. Williams made such an election for 1997.

    Also in accordance with the 1996 Stock Option Plan for Outside Directors, each person who is elected or appointed as an Outside Director automatically receives on the date of such election or appointment a NQSO grant to purchase the number of shares of Common Stock equal to $22,500 divided by one-third of the closing price of the Common Stock on such date. Individuals who were Outside Directors at the time the 1996 Stock Option Plan for Outside Directors was adopted by the Board of Directors received such an

NQSO on the date of adoption by the Board, subject to stockholder approval. Following such initial grant, each such Outside Director who serves until the third, sixth and ninth anniversaries of the initial date of grant will automatically receive an NQSO to purchase an additional number of shares of Common Stock equal to $22,500 divided by one-third of the closing price of the Common Stock on the date of grant on each such anniversary at an aggregate option price equal to the fair market value of the Common Stock on the date of grant, so long as the person is an Outside Director at the close of business on the date of such anniversary. An option will be exercisable with respect to one-third of the shares subject to the option on the anniversary of the date of grant and an additional one-third on each of the two succeeding anniversaries. Options granted under the 1996 Stock Option Plan for Outside Directors shall expire five years after the date of grant.

    On November 14, 1997, the Board of Directors approved a new Director's Stock Option Plan ("Director's New LTIP"), and subject to shareholder approval, granted 45,000 options on November 14, 1997. Under the Director's New LTIP, each outside member of the Board of Directors would be granted 5,000 NQSOs at the fair market value on the date of grant on November 14, 1997 and on the date of each Annual Meeting of Stockholders, up to a maximum of 15,000 options for each outside Director. Each option granted would vest immediately upon their grant, but would be subject to certain conditions and limitations. The Director's New LTIP would replace the 1996 Stock Option Plan for Outside Directors upon shareholder approval.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

    The following table sets forth as of December 31, 1997, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a Director of the Company, (ii) each Named Executive Officer (as defined above), (iii) all current Directors and Executive Officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                                   DEBENTURE
                                                                    OPTIONS
                                                                    AND/OR                                 TOTAL COMMON
                                                                     NQSOS                                    STOCK
                                                                  BENEFICIALLY PERCENT OF                  BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                               OWNED (1)      CLASS     COMMON STOCK     OWNED(2)
----------------------------------------------------------------  -----------  -----------  ------------  --------------
DIRECTORS AND NAMED EXECUTIVE OFFICERS (3):
Walter Drexel...................................................                                   1,000
  NQSOs.........................................................       2,222            *                         3,222
Robert C. Horton................................................                                   1,500(4)
  1989-B Series.................................................       1,000          100%
  1990-C Series.................................................       1,000          100%
  1991-B Series.................................................       1,000          100%
  1992-A Series.................................................       1,000          100%
  1993-A Series.................................................       1,000          100%
  NQSOs.........................................................       2,222            *                         8,722
Pete Ingersoll..................................................
  1994-A Series.................................................       1,000          100%
  NQSOs.........................................................       2,222            *                         3,222
Donald O. Miller................................................                                     646(5)
  NQSOs.........................................................      17,500          1.5%                       18,146
Richard F. Nanna................................................                                     191
  1988-A Series.................................................       3,500          100%
  1989-A Series.................................................       1,000          100%
  1990-A Series.................................................       2,000          100%
  NQSOs.........................................................      23,427          2.0%                       30,118
John Racich.....................................................                                     300
  NQSOs.........................................................         666            *                           966
Donald S. Robson................................................                                     991
  NQSOs.........................................................      29,600          2.6%                       30,591
R. David Russell................................................                                   2,196
  NQSOs.........................................................      52,000          4.5%                       54,196
Charles E. Stott, Jr............................................                                     275
  NQSOs.........................................................         666            *                           941
R. Michael Summerford...........................................                                  20,350
  NQSOs.........................................................       2,222            *                        22,572
G. W. Thompson..................................................                                  11,432
  NQSOs.........................................................     132,000         11.5%                      143,432
J. Kelley Williams..............................................                                 606,283(6)
  NQSOs.........................................................       6,285            *                       612,568
Allen S. Winters................................................                                     300
  NQSOs.........................................................         666            *                           966


                                                                  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                 CLASS
----------------------------------------------------------------  -----------
DIRECTORS AND NAMED EXECUTIVE OFFICERS (3):
Walter Drexel...................................................
  NQSOs.........................................................           *
Robert C. Horton................................................
  1989-B Series.................................................
  1990-C Series.................................................
  1991-B Series.................................................
  1992-A Series.................................................
  1993-A Series.................................................
  NQSOs.........................................................           *
Pete Ingersoll..................................................
  1994-A Series.................................................
  NQSOs.........................................................           *
Donald O. Miller................................................
  NQSOs.........................................................           *
Richard F. Nanna................................................
  1988-A Series.................................................
  1989-A Series.................................................
  1990-A Series.................................................
  NQSOs.........................................................           *
John Racich.....................................................
  NQSOs.........................................................           *
Donald S. Robson................................................
  NQSOs.........................................................           *
R. David Russell................................................
  NQSOs.........................................................           *
Charles E. Stott, Jr............................................
  NQSOs.........................................................           *
R. Michael Summerford...........................................
  NQSOs.........................................................           *
G. W. Thompson..................................................
  NQSOs.........................................................           *
J. Kelley Williams..............................................
  NQSOs.........................................................         2.3%
Allen S. Winters................................................
  NQSOs.........................................................           *

                                                                   DEBENTURE
                                                                    OPTIONS
                                                                    AND/OR                                 TOTAL COMMON
                                                                     NQSOS                                    STOCK
                                                                  BENEFICIALLY PERCENT OF                  BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                               OWNED (1)      CLASS     COMMON STOCK     OWNED(2)
----------------------------------------------------------------  -----------  -----------  ------------  --------------
Robert L. Zerga - NQSOs.........................................       2,222            *                         2,222
ALL CURRENT DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (15
 PERSONS)(7)                                                                                     645,864
  1988-A Series.................................................       3,500          100%
  1989-A Series.................................................       1,000          100%
  1989-B Series.................................................       1,000          100%
  1990-A Series.................................................       2,000          100%
  1990-C Series.................................................       1,000          100%
  1991-B Series.................................................       1,000          100%
  1992-A Series.................................................       1,000          100%
  1993-A Series.................................................       1,000          100%
  1994-A Series.................................................       1,000          100%
  NQSOs.........................................................     282,417         24.6%                      940,781
5% BENEFICIAL HOLDERS (8):
FMR Corp........................................................                               4,000,695      4,000,695
82 Devonshire Street
Boston, MA 02109
John A. Levin & Co. ............................................                               1,657,290      1,657,290
One Rockefeller Plaza, 25th Floor
New York, NY 10020 and
Baker Fentress & Company
200 West Madison Street
Chicago, Illinois 60606
Fleet Financial Group, Inc......................................                               1,603,032      1,603,032
One Federal Street
Boston, MA 02110

                                                                  PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                 CLASS
----------------------------------------------------------------  -----------
Robert L. Zerga - NQSOs.........................................           *
ALL CURRENT DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (15
 PERSONS)(7)
  1988-A Series.................................................
  1989-A Series.................................................
  1989-B Series.................................................
  1990-A Series.................................................
  1990-C Series.................................................
  1991-B Series.................................................
  1992-A Series.................................................
  1993-A Series.................................................
  1994-A Series.................................................
  NQSOs.........................................................         3.5%
5% BENEFICIAL HOLDERS (8):
FMR Corp........................................................        14.9%
82 Devonshire Street
Boston, MA 02109
John A. Levin & Co. ............................................         6.2%
One Rockefeller Plaza, 25th Floor
New York, NY 10020 and
Baker Fentress & Company
200 West Madison Street
Chicago, Illinois 60606
Fleet Financial Group, Inc......................................         6.0%
One Federal Street
Boston, MA 02110

------------------------------

*   Represents less than one percent of class.

(1) Numbers represent shares of Common Stock of the Company underlying the Convertible Subordinated Debentures and NQSOs beneficially owned by the Directors and Named Executive Officers that are exercisable within 60 days of December 31, 1997. Since more than the six months has elapsed from date of grant, the Debentures are immediately convertible into the specified number of shares of Convertible Preferred Stock of the same series and then immediately convertible into the specified number of shares of Common Stock of the Company.

(2) In connection with the Shareholder Rights Plan amended and restated on December 31, 1996, Rights have been issued (and will be issued for any newly outstanding Common Stock) to the outstanding shares of Common Stock of the Company. The Rights may be exercised only after the earlier of 10 days after a person becomes (or the directors have knowledge of someone becoming) and Acquiring Person and 10 days after commencement of a public announcement of a tender or exchange offer if, upon its consummation, the offeror would beneficially own 15% or more of the Common Stock. An "Acquiring Person" was defined to be a person who holds at least 15% of the shares of Common Stock without the prior approval of a majority of the outside directors of the Board. In the event someone becomes an Acquiring Person, each holder of Rights (except the Acquiring Person, whose Rights are voided) has the right to purchase one one-thousandth of a Series A Junior Participating Preferred Stock ("Preferred Stock") or, in lieu of shares of Preferred Stock, to receive a number of shares of Common Stock specified by formula at 50% of the market price the shares of Common Stock. The Rights, which do not have voting rights, expire in December 2006 and may be redeemed by the Company at a price of $0.01 per Right prior to a specified period of time after the occurrence of certain events. The Company may also exchange all of the outstanding Rights for shares of Common Stock at a ratio of one share of Common Stock per Right (as adjusted), any time after the first time someone becomes an Acquiring Person. If, following an acquisition of 15% or more of the shares of Common Stock, the Company is acquired in a merger or other business combination or sells 50% of its assets or earnings power, each Right (other than Rights voided as above) will entitle its holder to purchase a number of shares specified by formula of the acquiring company with a value of twice the then current exercise price.

(3) A mailing address for Messrs. Drexel, Horton, Ingersoll, Miller, Nanna, Racich, Robson, Russell, Summerford, Thompson, Williams, Winters and Zerga is c/o Getchell Gold Corporation, 5460 S. Quebec Street, Suite 240, Englewood, Colorado 80111.

(4) Included are 500 shares owned by Mrs. Horton, of which Mr. Horton has no voting and investment power and disclaims beneficial ownership.

(5) Included are 333 shares owned by Mrs. Miller, of which Mr. Miller has no voting and investment power and disclaims beneficial ownership.

(6) Includes 43,747 shares held by the Jean Pittman Williams Revocable Trust, of which Mr. Williams' wife is trustee and of which Mr. Williams disclaims beneficial ownership and has no voting or investment power; and 116,895 shares held by JKW Holdings, Inc. of which Mr. Williams has shared voting and investment power.

(7) Except as otherwise indicated in these notes, the shares beneficially owned by the persons indicated in the table represent sole voting and investment power.

(8) Based on a Schedule 13G filed by the investor with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company currently has a $160,000 interest-free bridge loan to Mr. R. David Russell, Vice President and Chief Operating Officer, representing an approximation of the equity value of a residence in northern California. Such amount is due upon the sale of Mr. Russell's residence in northern California.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

    The Financial Statements which are filed with this Form 10-K are set forth in the Index to Financial Statements at page 30, which immediately precedes such financial statements. No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

EXHIBITS

    The following exhibits are, as indicated below, either filed herewith or have previously been filed with the Commission and are referred to and incorporated herein by reference to such filings.

 3 (a)--   Certificate of Incorporation. Incorporated by reference to Appendix D to the
           Company's definitive Proxy Statement dated May 3, 1996.
 3 (b)--   Bylaws of the Company, as amended. Incorporated by reference to Appendix E to the
           Company's definitive Proxy Statement dated May 3, 1996.
 3 (c)--   Amendment to the Company's Certificate of Incorporation.
 4 (c)--   Company Resoulutions authorizing the 1988-A Series Convertible Preferred Stock, effective July 13, 1988. Incorporated by reference to Exhibit 4(c) to the
           Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.
 4 (d)--   Company Resolutions authorizing the 1989-A Series Convertible Preferred Stock, effective August 9, 1989. Incorporated by reference to Exhibit 4(f) to the
           Company's Annual Report on Form 10-K for the year ended June 30, 1989.
 4 (e)--   Company Resolutions authorizing the 1989-B Series Convertible Preferred Stock, effective November 2, 1989. Incorporated by reference to Exhibit 4.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989.
 4 (f)--   Company Resolutions authorizing the 1990-A Series Convertible Preferred Stock, effective August 8, 1990. Incorporated by reference to Exhibit 4(f) to the
           Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
 4 (g)--   Company Resolutions authorizing the Company's 1990-B and 1990-C Series
           Convertible Preferred Stock, effective November 1, 1990 and November 2, 1990, respectively. August 14, 1991. Incorporated by reference to Exhibit 4.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.
 4 (h)--   Company Resolutions authorizing the 1991-A Series Convertible Preferred Stock, effective August 14, 1991. Incorporated by reference to Exhibit 4(h) to the
           Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
 4 (i)--   Company Resolutions authorizing the 1991-B Series Convertible Preferred Stock, effective November 7, 1991. Incorporated by reference to Exhibit 4.1 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.
 4 (j)--   Company Resolutions authorizing the 1992-A Series Convertible Preferred Stock, effective November 5, 1992. Incorporated by reference to Exhibit 4 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
 4 (k)--   Company Resolutions authorizing the 1993-A Series Convertible Preferred Stock, effective November 4, 1993. Incorporated by reference to Exhibit 4 to the
           Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
 4 (l)--   Amended and Restated Rights Agreement between the Company and Harris Trust &
           Savings Bank, dated as of December 31, 1996.
10 (a)--   The Company's Amended and Restated Long-Term Incentive Plan, as amended November
           14, 1992. Incorporated by reference to Exhibit 10(i) to the Company's Annual
           Report on Form 10-K for the fiscal year ended June 30, 1993.

10 (b)--   Mine Operating Contract between FMG Inc. and N.A. Degerstrom, Inc. dated July 1,
           1991. Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
10 (c)--   Oxygen Supply Agreement, dated August 27, 1987, and Air Rights Lease Agreement, dated as of August 27, 1987. Incorporated by reference to Exhibit 10(j) to the
           Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
10 (d)--   Promissory Note by the Company in favor of ChemFirst dated February 1, 1995.
           Incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on
           Form 10-K for the fiscal year ended June 30, 1995.
10 (e)--   Restricted Stock Award Agreement between the Company and G.W. Thompson dated
           August 22, 1994. Incorporated by reference to Exhibit 10(ff) to the Company's
           Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
10 (f)--   Post Spin-Off Agreement dated as of September 24, 1995, by and between ChemFirst and the Company. Incorporated by reference to 10(a) to the Company's Report on
           Form 8-K dated September 24, 1995.
10 (g)--   Tax Ruling Agreement dated as of September 24, 1995, by and between ChemFirst and the Company. Incorporated by reference to Exhibit 10(b) to the Company's Report on Form 8-K dated September 24, 1995.
10 (h)--   Amended Tax Sharing Agreement dated as of September 24, 1995, by and between
           ChemFirst and the Company. Incorporated by reference to Exhibit 10(d) to the
           Company's Report on Form 8-K dated September 24, 1995.
10 (i)--   Turquoise Ridge Shaft No. 1 Construction contract between Thyssen Mining and the
           Company dated January 2, 1996. Incorporated by reference to Exhibit 10(a) to the
           Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10 (j)--   Turquoise Ridge Shaft No. 2 Construction contract between Thyssen Mining and the
           Company dated May 1, 1996. Incorporated by reference to Exhibit 10(b) to the
           Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10 (k)--   1996 Stock Option Plan for Outside Directors. Incorporated by reference to
           Exhibit 4(a) to the Company's Registration Statement on Form S-8 dated February
           19, 1997.
10 (l)--   1996 Long Term Equity Incentive Plan. Incorporated by reference to Exhibit 4(b)
           to the Company's Registration Statement on Form S-8 dated February 19, 1997.
10 (m)--   Form of Termination Agreement between the Company and Richard F. Nanna.
           Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1997.
10 (n)--   Form of Termination Agreement between the Company and G.W. Thompson, Donald S.
           Robson, R. David Russell and Donald O. Miller (Company's Termination Agreement
           with each such individual contains identical provisions to those contained in the form). Incorporated by reference to Exhibit 10(b) to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1997.
10 (o)--   Loan Agreement dated as of September 5, 1997, by and between CIBC, Inc. and the
           Company. Incorporated by reference to Exhibit 10(c) to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1997.
21.        List of subsidiaries of the Company.
23.A       Consent of KPMG Peat Marwick LLP.
27.        Financial Data Schedule.

REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GETCHELL GOLD CORPORATION

Date: February 23, 1998         By:              /s/ G.W. THOMPSON
                                     -----------------------------------------
                                              G.W. Thompson, PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
      /s/ G.W. THOMPSON           Executive Officer
------------------------------    (Principal Executive       February 23, 1998
        G. W. Thompson            Officer) and Director

                                Vice President and Chief
     /s/ DONALD S. ROBSON         Financial Officer
------------------------------    (Principal Financial       February 23, 1998
       Donald S. Robson           Officer)

     /s/ ROGER D. PALMER
------------------------------  Controller (Principal        February 23, 1998
       Roger D. Palmer            Accounting Officer)

    /s/ J. KELLEY WILLIAMS
------------------------------  Director and Chairman of     February 23, 1998
      J. Kelley Williams          the Board of Directors

     /s/ WALTER A. DREXEL
------------------------------  Director                     February 23, 1998
       Walter A. Drexel

     /s/ ROBERT C. HORTON
------------------------------  Director                     February 23, 1998
       Robert C. Horton

      /s/ PETE INGERSOLL
------------------------------  Director                     February 23, 1998
        Pete Ingersoll

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

       /s/ JOHN RACICH
------------------------------  Director                     February 23, 1998
         John Racich

  /s/ CHARLIE E. STOTT, JR.
------------------------------  Director                     February 23, 1998
    Charlie E. Stott, Jr.

  /s/ R. MICHAEL SUMMERFORD
------------------------------  Director                     February 23, 1998
    R. Michael Summerford

        /s/ AL WINTERS
------------------------------  Director                     February 23, 1998
          Al Winters

     /s/ ROBERT L. ZERGA
------------------------------  Director                     February 23, 1998
       Robert L. Zerga