Form 10-Q
period 1998-03-31
GETCHELL GOLD CORP
filed 1998-05-04
CIK 824590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
For the quarterly period ended March 31, 1998

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

Title                                               Outstanding
Common Stock, par value $0.0001                     30,786,351 on April 28, 1998

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                      GETCHELL GOLD CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                        (In thousands, except per share data)



                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                         1998         1997
                                                       -------      -------
Net sales                                              $10,803      $14,862
Cost of sales                                           15,033       19,811
                                                       -------      -------
     Gross margin                                       (4,230)      (4,949)
General and administrative expenses                        921        3,120
Exploration expenses                                        98          572
                                                       -------      -------
     Loss from operations                               (5,249)      (8,641)
Interest expense, net of capitalized interest             (192)        (221)
Interest and other income                                  535          883
                                                       -------      -------
     Net loss                                          $(4,906)     $(7,979)
                                                       =======      =======

     Basic loss per common share                       $ (0.18)     $ (0.31)
                                                       =======      =======

     Weighted average number of shares outstanding      27,901       25,935
                                                      ========      =======

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)
                                                         March 31,  December 31,
                                                           1998         1997
                                                         --------     --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                             $ 80,960     $ 34,247
   Accounts receivable:
        Trade                                               2,158        1,790
        Employee                                              233          182
        Other                                                 306          261
                                                         --------     --------
             Total accounts receivable                      2,697        2,233
                                                         --------     --------

   Inventories:
        Ore and ore in process                              1,475        1,873
        Materials and supplies                             10,381       10,873
                                                         --------     --------
             Total inventories                             11,856       12,746
                                                         --------     --------
   Prepaid expenses                                           852          808
                                                         --------     --------
             Total current assets                          96,365       50,034
Property, plant and equipment, net                        207,665      188,242
Other                                                         125          211
                                                         --------     --------
             Total assets                                $304,155     $238,487
                                                         ========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                      $  9,984     $ 13,506
   Accrued expenses                                         2,368        2,258
   Current portion of capital lease obligations             2,820        2,248
   Stock appreciation rights                                  963        1,238
   Other                                                      171          198
                                                         --------     --------
             Total current liabilities                     16,306       19,448
Long-term debt, principally ChemFirst Inc.                 27,057       27,057
Capital lease obligations, less current portion            10,000        6,685
Deferred income taxes                                       1,809        1,809
Reclamation liabilities                                     2,739        2,701
Other liabilities                                           1,480          892
                                                         --------     --------
             Total liabilities                             59,391       58,592
                                                         --------     --------
Commitments and contingencies                                 -            -
Stockholders' equity:
  Preferred stock, $0.0001 par value; 10,000,000
       shares authorized; none issued                         -            -
  Common stock, $0.0001 par value; 50,000,000
       shares authorized; issued and outstanding
       30,786,351 at March 31, 1998 and 26,784,351
       at December 31, 1997                                     3            3
  Contributed and paid-in capital                         290,755      220,979
  Accumulated deficit                                     (45,994)     (41,087)
                                                         --------     --------
             Total stockholders' equity                   244,764      179,895
                                                         --------     --------
             Total liabilities and stockholders' equity  $304,155     $238,487
                                                         ========     ========
        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             1998         1997
                                                          ---------    ---------
Cash flows from operating activities:
     Net loss                                             $ (4,906)    $ (7,979)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation, depletion and amortization           2,596        2,356
          Unrealized hedging (loss) gain, net                  (27)         362
          Change in stock appreciation rights                 (275)       2,463
          Other                                                -            161
          Net change in operating assets and liabilities:
               Accounts receivable                            (464)        (256)
               Inventories                                     890           (4)
               Prepaid expenses                                (44)         400
               Accounts payable                             (3,147)      (2,650)
               Accrued expenses                                110          459
               Other liabilities                               626          607
                                                          --------     --------
                    Cash used in operating activities       (4,641)      (4,081)
                                                          --------     --------

Cash flows used in investing activities:
     Additions to property, plant and equipment            (17,990)     (10,803)
                                                          --------     --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                 69,774       47,679
     Principal payments under capital lease obligation        (516)        (464)
     Other                                                      86            -
                                                          --------     --------
                    Cash provided by financing activities   69,344       47,215
                                                          --------     --------

Net increase in cash and cash equivalents                   46,713       32,331
Cash and cash equivalents at beginning of period            34,247       64,130
                                                          --------     --------
Cash and cash equivalents at end of period                $ 80,960     $ 96,461
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

     In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of Getchell Gold Corporation (the "Company") on Form 10-K for the year ended December 31, 1997.

(2)  $73 MILLION PUBLIC EQUITY OFFERING
     In March 1998, the Company completed an equity offering of 4,002,000 common shares which resulted in net proceeds to the Company of $69.8 million after offering costs and expenses of $3.2 million. Net proceeds of the offering will be used for the completion of the Company's Turquoise Ridge mine, for an increase in mill capacity, for exploration on its Getchell property and for general corporate purposes.

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

     At March 31, 1998, the Company's outstanding spot deferred contracts were for 250,000 ounces at a projected average price of $323 per ounce. Of these contracts, 90,000 ounces were for delivery in 1998 at a projected weighted average price of $336 per ounce, 130,000 ounces were for delivery in 1999 at a projected weighted average price of $313 per ounce and 30,000 ounces were for delivery in 2000 at a projected weighted average price of $323 per ounce. Based on the market price of gold at March 31, 1998, the unrealized gains on the spot deferred contracts were $5.5 million.

     Additionally, in November 1997, the Company entered into a forward sales contract covering the sale of 250,000 ounces of gold with an option by the counterparty to purchase up to an additional 225,000 ounces of gold, if the gold price equals or exceeds certain price increments. The agreement calls for the Company to deliver 50,000 gold ounces on December 31

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in each of the years 1998 through 2002 and up to an additional 75,000 ounces of gold in each of the years 2000 to 2002. Deliveries in 1998 and 1999 will be at approximately $355 per gold ounce, while deliveries in 2000 through 2002 will be at approximately $343 per ounce. These forward selling prices assume a constant future gold lease rate of 2%. The actual forward prices under the contract are adjusted up or down based on the actual future gold lease rate. The option feature of the contract is similar to a written call option. The premium related to the option feature is included in the forward sales price of the 250,000 ounces of gold. For accounting purposes, the contract sales price of the 250,000 ounces of gold will be allocated between the forward sales component of the contract and the premium for the embedded option. The revenue associated with the forward sales component of the contract will be recognized when the gold is delivered. The option premium portion of the forward sales price is deferred, adjusted for changes in market value of the option, and recognized in earnings when the option expires or is exercised. This transaction is further detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Deferred revenue includes premiums received for call options sold. The deferred amounts are recognized in income when the option expires or the related transaction occurs. At March 31, 1998, the Company had outstanding European call option contracts for 10,000 ounces of gold at a price of $310 per ounce which expire in 1998 and contracts for 60,000 ounces of gold at a price of $400 per ounce which expire in 1999. Risk of loss on European call option contracts exists if the Company is unable to deliver the required quantity of gold and the market price were to exceed the exercise price of the option on the date designated in the contract.


(4)  PROPERTY, PLANT AND EQUIPMENT (In thousands)

                                                         At             At
                                                      March 31,     December 31,
                                                        1998           1997
                                                      --------       --------
Land and land improvements                            $ 14,215       $ 14,214
Buildings and equipment                                125,318        124,249
Mine development                                        57,385         54,929
Construction-in-progress                               107,267         88,742
                                                      --------       --------
         Total property, plant and equipment           304,185        282,134
Accumulated depreciation, depletion and amortization   (96,520)       (93,892)
                                                      --------       --------
         Net property, plant and equipment            $207,665       $188,242
                                                      ========       ========

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Capitalized mine development and construction-in-progress at March 31, 1998 and December 31, 1997 are comprised of the following (in thousands):


                                                      At                At
                                                   March 31,        December 31,
                      Project                        1998              1997
                                                   --------           --------
Mine Development:
Getchell Underground mine                          $ 47,159           $ 45,043
Turquoise Ridge mine                                  4,402              4,079
Other projects                                        5,824              5,807
                                                   --------           --------
                                                   $ 57,385           $ 54,929
                                                   ========           ========

Construction in Progress:
Getchell Underground mine                          $  1,294           $  1,486
Turquoise Ridge mine                                 89,492             72,075
Mill improvements                                    16,455             15,015
Other projects                                           26                166
                                                   --------           --------
                                                   $107,267           $ 88,742
                                                   ========           ========

     Depletion of mine development and construction costs related to the Turquoise Ridge mine and other projects will begin once commercial production has been achieved. Depreciation and depletion expense was $2.6 million and $2.4 million for the three months ended March 31, 1998 and 1997, respectively.

     Capitalized interest was $0.4 million for both the three months ended March 31, 1998 and 1997.

(5)  SUPPLEMENTAL CASH FLOW INFORMATION
     Net cash provided by operating activities includes the following cash payments (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                   ---------------------------
                                                      1998            1997
                                                   -----------     -----------
Interest, net of amounts capitalized               $     (261)     $     (163)
Income taxes paid                                  $         -     $         -

     Capital lease obligations of $4.4 million were incurred to acquire equipment during the quarter ended March 31, 1998.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(6)  COMMITMENTS AND CONTINGENCIES
Environmental Obligations
     The Company's mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the public health and environment and believes its operations are in compliance with all applicable laws and regulations. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations. The Company cannot predict such future expenditures.

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

Royalties
     The Company is obligated to pay a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties are recorded as operating costs, except for royalties on ounces produced in the development phase of the Turquoise Ridge mine, in which case such royalties are offset against the revenue on these ounces. Royalties amounted to $0.2 million and $0.1 million for the quarters ended March 31, 1998 and 1997, respectively.

Letter of Credit
     At March 31, 1998, a $4.5 million unsecured letter of credit was outstanding for bonding of a reclamation plan.

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

Results of Operations
     The Company reported a net loss of $4.9 million, or $0.18 per share, for the quarter ended March 31, 1998 compared with a net loss of $8.0 million, or $0.31 per share, for the quarter ended March 31, 1997. Lower operating, general and administrative ("G&A") and exploration expenses more than offset lower sales revenue for the first quarter of 1998. Lower sales revenues resulted from lower gold prices and the Company's December 1997 decision to suspend the processing of low grade stockpile ore.

     Sales revenues of $10.8 million in the first quarter of 1998 were down from $14.9 million in the first quarter of 1997. A lower average realized price per ounce of gold sold and lower ounces of gold sold resulted in $1.7 and $2.4 million of lower sales revenue, respectively, for the first quarter of 1998 compared to the first quarter of 1997.

                                                    Quarter Ended
                                                      March 31,
                                              -------------------------
                                                 1998          1997
                                              -----------   -----------
Ounces of gold sold                             31,021*       37,217
Average realized price per ounce                 $348          $394
Average market price per ounce                   $297          $349

     * Does not include 1,551 ounces of gold sold from the development of Turquoise Ridge for which the revenues, net of production expenses, were offset against the capital costs of the project.

     The Company hedged a portion of its production, which resulted in higher realized prices than the average market prices. At March 31, 1998, the Company's outstanding spot deferred contracts were for 250,000 ounces at a projected average price of $323 per ounce. Of these contracts, 90,000 ounces were for delivery in 1998 at a projected weighted average price of $336 per ounce, 130,000 ounces were for delivery in 1999 at a projected weighted average price of $313 per ounce and 30,000 ounces were for delivery in 2000 at a projected weighted average price of $323 per ounce.

     Additionally, in November 1997, the Company entered into a forward sales contract covering the sale of 250,000 ounces of gold with an option by the counterparty to purchase up to an additional 225,000 ounces of gold, if the gold price equals or exceeds certain price increments. For accounting purposes, the contract sales price of the 250,000 ounces of gold will be allocated between the forward sales component of the contract and the premium for the embedded option. The revenue associated with the forward sales component of the contract will be recognized when the gold is delivered. The option premium portion of the forward sales price is deferred, adjusted for changes in market value of the option, and recognized in earnings when the option expires or is exercised. This transaction is further detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Mill feed for the first quarter of 1997 consisted of approximately 62% low-grade stockpile ore. A fine-grind plant was added to the mill in December 1997 improving throughput and recovery. Operating results at the mill, including the processing of development ore from the Turquoise Ridge mine during the first quarter of 1998, are as follows:

                                                            Quarter Ended
                                                              March 31,
                                                      -------------------------
                                                         1998           1997
                                                      -----------    ----------
Ore milled (dry tons)                                   100,083       270,245
Average grade of ore milled (ounces per ton)             0.352         0.158
Average gold recovery                                    90.7%         86.6%

     Ore production from the Getchell Underground mine decreased in the first quarter of 1998 compared to the first quarter of 1997 due to the December 1997 decision to focus production at the Getchell Underground mine on the higher grade Northwest ore zones; however, the average grade of ore mined increased. Following are the operating results from the Getchell Underground mine.

                                                            Quarter Ended
                                                               March 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------   -----------
Ore mined (dry tons)                                    87,607        105,578
Ore mined per operating day (dry tons)                   996           1,200
Average grade of ore mined (ounces per ton)             0.372          0.282
Contained ounces (before recoveries)                    32,609        29,814
Underground mining costs per ton                        $51.53        $53.65

     Cost of sales was $15.0 million in the first quarter of 1998, down from $19.8 million in the first quarter of 1997. Milling, mine site G&A and underground mining costs were lower in the 1998 quarter as compared to the same period in 1997. The decrease in the milling costs was primarily due to the lower volume of ore processed. Mine site G&A costs decreased primarily due to adjustments for Stock Appreciation Rights ("SARS") as discussed below. The decrease in mine site G&A as well as the underground mining costs also reflect the negative effects the 1997 operating disruptions had on these costs in the 1997 quarter.

     Cash costs per ounce were $400 and $462 for the first quarter of 1998 and 1997, respectively. Milling and mine site G&A cash costs per ounce were lower in 1998 due to lower total costs, partially offset by higher underground mining cash costs per ounce in 1998 due to the lower ounces produced in 1998.

     The decreases in corporate and mine site G&A and exploration costs in the first quarter of 1998 as compared to the first quarter of 1997 were primarily due to non-cash adjustments associated with the grant in February 1997 of SARS for certain corporate executives and key employees. As a result of a decrease in the market price of the Company's Common Stock from December 31, 1997 to March 31, 1998, a $0.3 million reduction in compensation expense related to the SARS was recorded in the first quarter of 1998, of which $0.2 million was allocated to corporate G&A and $0.1 million was allocated approximately equally between mine site G&A and exploration. This compared to $2.5 million recorded as compensation expense the first quarter of 1997 for the issuance of the SARS, of which $1.6 million, $0.6 million and $0.3 million were allocated to corporate G&A, mine site G&A and exploration, respectively.

     Interest and other income of $0.5 million in the first quarter of 1998 was lower than the $0.9 million in the first quarter of 1997 due to lower cash and cash equivalent balances throughout the first quarter of 1998.

Liquidity and Capital Resources
     During the first quarter of 1998, the Company consumed $4.6 million of cash in operations and $18.0 million in capital expenditures. The capital expenditures included $12.8 million on the Turquoise Ridge mine development, $2.2 million on the Getchell Underground mine, $2.2 million on the mill, $0.3 million on development drilling and $0.5 million on other items. Total expenditures on the Turquoise Ridge mine construction through March 31, 1998 were $68.8 million with an additional $4.4 million of mobile equipment leased. An estimated $23 million is expected to be spent to complete the construction of the mine, although there can be no assurances that actual expenditures will not differ materially from this amount.

     In March 1998, the Company completed an equity offering of 4,002,000 common shares at $18.25 per share which resulted in net proceeds to the Company of $69.8 million after offering costs and expenses of $3.2 million. As of March 31, 1998, cash and cash equivalents were $81.0 million.

     The Company does not expect positive cash flow from operating activities earlier than the third quarter of 1998, although there can be no assurance that there will be cash flow from operations at that time. Approximately $55 million is expected to be spent on capital projects in 1998, including the Turquoise Ridge mine as discussed, modifications to the mill, the Getchell Underground mine development, equipment and development drilling, although there can be no assurance that actual expenditures will not differ materially from this amount. The Company plans on financing these capital development projects and its operations from the existing cash and cash equivalents. If there are any shortfalls in funds required to meet these needs such funds may be supplemented by additional funds raised through borrowings or securities offerings. There can be no assurance that additional funding will be available on favorable terms, if at all.

     The principal balance of the Company's promissory note with ChemFirst was $26.9 million at March 31, 1998. The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate for a period selected by the Company, plus an applicable margin based on the Company's leverage ratio. The interest rate was 6-22/32% at March 31, 1998. Since the inception of the promissory note, interest has been capitalized to the note at the end of each interest period.

Risk Factors
     Readers should carefully consider the risk factors set forth below, as well as all of the other information in this document and the Annual Report of the Company on Form 10-K for the year ended December 31, 1997.

Gold Price Volatility
     The Company's profitability is significantly affected by changes in the price of gold. Gold prices may fluctuate widely. In January 1998, the market price of gold declined to levels that were the lowest in over eighteen years. Gold prices are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold and production and cost levels in major gold-producing regions. Moreover, gold prices are also affected by macro-economic factors such as expectations for inflation, interest rates, currency exchange rates and global or regional political and economic situations. The current demand for and supply of gold affects gold prices, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If the Company's realized price should decline below the Company's expected cash costs of production and remain at such levels for any sustained period, there could be material delays in the development of new projects, increased net losses, reduced cash flow, reductions in reserves, asset impairments or cessation of production.

     The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

        Calendar Year                                Price Per Ounce
                                                High    Low     Average
                                                -----    ----    ----
1987.......................................     $500     $390    $446
1988.......................................     $484     $395    $437
1989.......................................     $416     $356    $381
1990.......................................     $424     $346    $383
1991.......................................     $403     $344    $362
1992.......................................     $360     $330    $344
1993.......................................     $406     $326    $360
1994.......................................     $396     $370    $384
1995.......................................     $396     $372    $384
1996.......................................     $415     $367    $387
1997.......................................     $367     $283    $331
1998 (Through April 28)....................     $313     $279    $297

     The London P.M. Fix on April 28, 1998, was $308 per ounce.

Continuing Losses
     The Company reported net losses of $4.9 for the quarter ended March 31, 1998, and $19.4 million and $14.0 million for the years ended December 31, 1997 and 1996, respectively, $5.0 million for the six months ended December 31, 1995 and $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses until higher grade ore from Turquoise Ridge or other sources is produced, which other sources could include sources presently being explored or developed by the Company. There can be no assurance that sources of higher grade ores will be developed by the Company.

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

Certain Turquoise Ridge Mine Risks
     The Turquoise Ridge mine involves numerous risks. These include the following:

 Capital Requirements. Expenditures required to advance the Turquoise Ridge mine to the point of commercial production were estimated to be $23 million at March 31, 1998. The Company intends to finance the completion of the Turquoise Ridge mine with its existing cash and cash equivalents. There can be no assurance that the cash and cash equivalents required to advance the Turquoise Ridge mine to commercial production will be available. If there are any shortfalls in funds required to meet these needs such funds may be supplemented by additional funds raised through borrowings or securities offerings. There can be no assurance that additional funding will be available on favorable terms, if at all.

 Reserves. There can be no assurance that the probable reserves set forth in MRDI and MDA's reserve reports for Turquoise Ridge and the Shaft Zone will actually be mined and milled on an economic basis, if at all. The MDA and MRDI reports are based upon many assumptions, some or all of which may not prove to be accurate. The failure of any such assumptions to prove accurate may alter the conclusions of MDA's and/or MRDI's report on reserves and may have a material adverse affect on the Company. The resource and reserve estimates were prepared using geological and engineering judgment based on available data. In the absence of underground development, such estimates must be regarded as imprecise and some of the assumptions made may later prove to be incorrect or unreliable. The grade distribution at Turquoise Ridge is between 0.2 to 0.75 ounces per ton. Small changes in cutoff grade can cause large shifts in the reserves. If dilution and/or mining costs related to poor ground conditions are higher than expected, the reserves could be substantially reduced, resulting in a shortening of mine life and a reduced or negative cash flow.

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

     The Company's accounting treatment for hedging and other precious metal contract commitments is outlined in Notes 2 and 3 to the Company's consolidated financial statements included in Item 8 "-Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     On January 15, 1997, a mine site accident involving a loader resulted in the death of a Company employee. As required by federal law, MSHA officials investigated the accident. MSHA issued seven enforcement actions, one of which was subsequently vacated. Civil penalties for which the Company has been assessed as the result of such actions were $120,817. A contest of the penalties and underlying violations was filed on March 12, 1998. The Company is awaiting the civil penalty petition to file formal answers. The case will then be forwarded to the Office of Administrative Law Judges of the Federal Mine Safety and Health Review Commission for a hearing. The Commission Administrative Law Judge may vacate the penalties, reduce them, or increase them, but in no case will the maximum exceed $0.3 million. MSHA is also conducting a special investigation to determine whether knowing and/or willful violations on the part of the Company or any agent, officer or director of the Company occurred. The result of that investigation is unknown, but could result in criminal penalties for the Company and/or civil or criminal penalties for agents, officers, or directors of the Company. While management of the Company believes that the results of the investigation will not have a material adverse effect on the Company, no assurance can be given that the outcome of this investigation will not have such an effect.

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

 Potential Legislation. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended (the "General Mining Law"), to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. This moratorium should not affect the status of the patent applications made by the Company under the General Mining Law before the moratorium was imposed. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of April 28, 1998, no such bills have been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new Federal reclamation, environmental control and other restoration requirements. Royalty proposals have ranged from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. If enacted, such legislation could substantially impair the ability of companies to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known, and the potential impact on the Company as a result of future Congressional action is impossible to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Disposal of overburden and mineral processing wastes by the Company occur on both private and federal lands. Exploration activities also occur on both private and federal lands. Other legislative initiatives relating to environmental laws potentially applicable to mining include proposals to substantially alter CERCLA, the Clean Water Act, Safe Drinking Water Act, and the ESA, bills which introduce additional protection of wetlands and various initiatives to increase the regulatory control over exploration and mining activities. Adverse developments and operating requirements resulting from these initiatives could substantially impair the economic ability of the Company, as well as others, to develop mineral resources. Because none of these bills have passed and because revisions to current versions of these bills could occur prior to passage, the potential impact on the Company of such legislative initiatives is not known at this time.

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

     In accordance with applicable State and Federal laws, the Company has posted a reclamation bond of $4.5 million to cover the costs for reclamation of the Getchell property. Current submittals to expand the existing tailing facility are expected to increase the bond requirements to approximately $9.0 million. As of March 31, 1998, the total estimated restoration costs for the Getchell Property were $8.7 million, of which the Company had accrued $2.7 million. The amount of total estimated restoration costs has increased over time due to expanded mining activities, requirements for restoring expanded tailing disposal areas, and more stringent regulatory requirements. Additional increases may occur in the future for the same reasons.

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

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
27.  -  Financial Data Schedule.

Reports on Form 8-K
     A report on Form 8-K was filed by the registrant on March 12, 1998, regarding the completion of the Company's underwritten offering of common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Getchell Gold Corporation

April 30, 1998    By:  /s/ G. W. Thompson
    Date          G.W. Thompson, President, Chief Executive Officer and Director


April 30, 1998    By: /s/ Donald S. Robson
    Date          Donald S. Robson, Vice President and Chief Financial Officer
                  (Principal Financial Officer)