Form 10-Q
period 1998-06-30
GETCHELL GOLD CORP
filed 1998-07-30
CIK 824590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
For the quarterly period ended June 30, 1998

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

Title                                          Outstanding
Common Stock, par value $0.0001                30,793,026 on July 30, 1998

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                       Three Months Ended      Six Months Ended
                                                             June 30,              June 30,
                                                       -------------------    -------------------
                                                         1998        1997        1998     1997
                                                       -------     -------    -------    --------
Net sales                                              $11,808     $18,675    $22,611    $ 33,537
Cost of sales                                           14,142      21,726     29,175      41,537
                                                       -------     -------    -------    --------
     Gross margin                                       (2,334)     (3,051)    (6,564)     (8,000)
General and administrative expenses                        715         643      1,636       3,763
Exploration expenses                                       189         424        287         996
                                                       -------     -------    -------    --------
     Loss from operations                               (3,238)     (4,118)    (8,487)    (12,759)
Interest expense, net of interest capitalized             (171)       (221)      (363)       (442)
Interest and other income                                1,071       1,255      1,606       2,138
                                                       -------     -------    -------    --------
     Net loss                                          $(2,338)    $(3,084)   $(7,244)   $(11,063)
                                                       =======     =======    =======    ========

Basic loss per common share                            $ (0.08)    $ (0.12)   $ (0.25)   $  (0.42)
                                                       =======     =======    =======    ========

Weighted average number of shares outstanding           30,788      26,775     29,353      26,358
                                                       =======     =======    =======    ========

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                June 30,     December 31,
                                                                                  1998           1997
                                                                                --------     ------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 57,757       $ 34,247
     Accounts receivable:
          Trade                                                                    3,893          1,790
          Employee                                                                   269            182
          Other                                                                      310            261
                                                                                --------       --------
               Total accounts receivable                                           4,472          2,233
                                                                                --------       --------
     Inventories:
          Ore and ore in process                                                   1,323          1,873
          Materials and supplies                                                  10,982         10,873
                                                                                --------       --------
               Total inventories                                                  12,305         12,746
                                                                                --------       --------
     Prepaid expenses                                                                603            808
                                                                                --------       --------
               Total current assets                                               75,137         50,034
Property, plant and equipment, net                                               228,469        188,242
Other                                                                                125            211
                                                                                --------       --------
               Total assets                                                     $303,731       $238,487
                                                                                ========       ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $ 10,118       $ 13,506
     Accrued expenses                                                              1,888          2,258
     Current portion of capital lease obligations                                  3,391          2,248
     Stock appreciation rights                                                       536          1,238
     Other                                                                           403            198
                                                                                --------       --------
               Total current liabilities                                          16,336         19,448
Long-term debt, principally ChemFirst Inc.                                        26,966         27,057
Capital lease obligations, less current portion                                   11,714          6,685
Deferred income taxes                                                              1,809          1,809
Reclamation liabilities                                                            2,653          2,701
Other liabilities                                                                  1,853            892
                                                                                --------       --------
               Total liabilities                                                  61,331         58,592
                                                                                --------       --------
Commitments and contingencies                                                        -              -
Stockholders' equity:
    Preferred stock, par value $0.0001; 10,000,000 shares authorized;none issued     -              -
    Common stock, par value $0.0001; 100,000,000 shares authorized; issued and
    outstanding 30,791,146 at June 30, 1998 and 26,784,351 at December 31, 1997        3              3
     Contributed and paid-in capital                                             290,728        220,979
     Accumulated deficit                                                         (48,331)       (41,087)
                                                                                --------       --------
               Total stockholders' equity                                        242,400        179,895
                                                                                --------       --------
               Total liabilities and stockholders' equity                       $303,731       $238,487
                                                                                ========       ========

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                               ---------------------
Cash flows from operating activities:                             1998        1997
                                                               --------    ---------
     Net loss                                                  $ (7,244)   $(11,063)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation, depletion and amortization                5,386       5,068
          Accrued interest converted to loan principal              -           772
          Deferred hedging gain, net                                205         362
          Other                                                       4         391
          Net change in operating assets and liabilities:
               Accounts receivable                               (2,240)       (105)
               Inventories                                          442        (951)
               Prepaid expenses                                     206         499
               Accounts payable                                  (1,498)     (1,559)
               Accrued expenses                                    (371)       (170)
               Stock appreciation rights liability                 (702)      2,045
               Other liabilities                                    913         277
                                                                -------    --------
                    Cash used in operating activities            (4,899)     (4,434)
                                                                -------    --------

Cash flows from investing activities:
     Additions to property, plant and mine development          (39,673)    (24,120)
     Other                                                          123         -
                                                                -------    --------
                    Cash used in investing activities           (39,550)    (24,120)
                                                               --------    --------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                  69,748      47,908
     Principal payments under capital lease obligation           (1,784)       (926)
     Other                                                           (5)       (110)
                                                               --------    --------
                    Cash provided by financing activities        67,959      46,872
                                                               --------    --------

Net increase in cash and cash equivalents                        23,510      18,318
Cash and cash equivalents at beginning of period                 34,247      64,130
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 57,757    $ 82,448
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

         At June 30, 1998, the Company's outstanding spot deferred contracts were for 230,000 ounces at a projected average price of $322 per ounce. Of these contracts, 60,000 ounces were for delivery in 1998 at a projected weighted average price of $337 per ounce, 130,000 ounces were for delivery in 1999 at a projected weighted average price of $314 per ounce and 40,000 ounces were for delivery in 2000 at a projected weighted average price of $326 per ounce. Based on the market price of gold at June 30, 1998, the unrealized gains on the spot deferred contracts were $5.9 million.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Deferred revenue includes premiums received for call options sold. The deferred amounts are recognized in income when the option expires or the related transaction occurs. At June 30, 1998, the Company had outstanding European call option contracts for 100,000 ounces of gold at a price of $309 per ounce which expire in 1998 and contracts for 60,000 ounces of gold at a price of $400 per ounce which expire in 1999. Risk of loss on European call option contracts exists if the Company is unable to deliver the required quantity of gold and the market price were to exceed the exercise price of the option on the date designated in the contract.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  PROPERTY, PLANT AND EQUIPMENT (In thousands)

                                                           At            At
                                                        June 30,    December 31,
                                                          1998          1997
                                                        --------    ------------
Land and land improvements                              $ 14,214     $ 14,214
Buildings and equipment                                  132,032      124,249
Mine development                                          60,300       54,929
Construction-in-progress                                 121,260       88,742
                                                        --------      -------
         Total property, plant and equipment             327,806      282,134
Accumulated depreciation, depletion and amortization     (99,337)     (93,892)
                                                        --------     --------
         Net property, plant and equipment              $228,469     $188,242
                                                        ========     ========

         Capitalized mine development and construction-in-progress at June 30, 1998 and December 31, 1997 are comprised of the following (in thousands):


                                                   At             At
                                                June 30,    December 31,
             Project                              1998          1997
                                                --------    ------------
Mine Development:
  Getchell Underground mine                     $ 48,690       $45,043
  Turquoise Ridge mine                             5,682         4,079
  Other projects                                   5,928         5,807
                                                --------       -------
                                                $ 60,300       $54,929
                                                ========       =======

Construction in Progress:
  Getchell Underground mine                     $  1,068       $ 1,486
  Turquoise Ridge mine                           108,947        72,075
  Mill improvements                               11,004        15,015
  Other projects                                     241           166
                                                --------       -------
                                                $121,260       $88,742
                                                ========       =======

         Depletion of mine development and construction costs related to the Turquoise Ridge mine and other projects will begin once commercial production has been achieved. Depreciation and depletion expense was $2.8 million and $2.7 million for the three months ended June 30, 1998 and 1997, respectively, and $5.4 million and $5.1 million for the six months ended June 30, 1998 and 1997, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Capitalized interest was $0.6 million and $0.4 million for the three months ended June 30, 1998 and 1997, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 1998 and 1997, respectively.

(5)  SUPPLEMENTAL CASH FLOW INFORMATION
         Net cash provided by operating activities includes the following cash payments (in thousands):

                                                        Six Months Ended
                                                            June 30,
                                                   ---------------------------
                                                      1998            1997
                                                   -----------     -----------
Interest, net of amounts capitalized               $     (538)     $     (356)
Income taxes                                       $         -     $         -

         Capital lease obligations of $8.0 million were incurred to acquire equipment during the six months ended June 30, 1998.

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

Internal Revenue Service Tax Claim
         The Internal Revenue Service ("IRS") has filed notices of deficiencies, stating that the IRS is proceeding against ChemFirst Inc. ("ChemFirst"), the Company's former parent, for income taxes associated with ChemFirst's consolidated income tax returns filed for fiscal years 1989, 1990, 1991 and 1992. In addition, ChemFirst has received memos from the IRS which assert additional claims for periods subsequent to fiscal year 1992. The Company's share of these asserted deficiencies and additional claims, including interest, totals approximately $5.8 million. In response to the notices of deficiencies, ChemFirst and the Company filed a petition with the United States Tax Court and, subsequently, the Company met with IRS representatives and presented information supporting the Company's position on all matters. The Company believes it has adequately provided for any liabilities that may result from the outcome of these matter. The tax sharing agreement between ChemFirst and the Company is

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

further detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Major Contracts
         The Company has an agreement with an independent contractor who provides oxygen for the autoclave process in the mill. The agreement requires, among other things, that the Company must pay the independent contractor at a rate (subject to future adjustments for inflation) of approximately $0.2 million a month. If the Company no longer has a need for oxygen, it may terminate the contract but is obligated to a termination fee if the contract is terminated prior to January 2004. The termination fee is $2.4 million in 1998 and decreases each year until reaching $0.4 million in 2004.

Royalties
         The Company is obligated to pay to a third party a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties are recorded as operating costs, except for royalties on ounces produced in the development phase of the Turquoise Ridge mine, in which case such royalties are offset against the revenue from these ounces. Total royalties amounted to $0.2 million for both the three months ended June 30, 1998 and 1997 and $0.4 million and $0.3 million for the six months ended June 30, 1998 and 1997, respectively.

Letter of Credit
         At June 30, 1998, a $4.5 million unsecured letter of credit was outstanding for bonding of a reclamation plan.

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

Results of Operations
         Results for the quarter ended June 30, 1998 were a net loss of $2.3 million, or $0.08 per share, compared with a net loss of $3.1 million, or $0.12 per share, for the quarter ended June 30, 1997. Results for the six months ended June 30, 1998 were a loss of $7.2 million, or $0.25 per share, compared with a loss of $11.1 million, or $0.42 per share, in the same period of 1997. Lower operating and exploration expenses more than offset lower sales revenue for the second quarter and first six months of 1998 as compared to the same periods of 1997, while the first six months of 1998 also benefited from lower general and administrative ("G&A") expenses. Lower sales revenues resulted from lower gold prices and the Company's December 1997 decision to suspend the processing of low grade stockpile ore.

         Sales revenues of $11.8 million in the second quarter of 1998 were down from $18.7 million in the second quarter of 1997 and sales revenues of $22.6 million in the first six months of 1998 were down from $33.5 million in the same period of 1997.

                                                   Quarter Ended               Six Months Ended
                                                      June 30,                     June 30,
                                             --------------------------   --------------------------
                                                1998           1997           1998          1997
                                             -----------    -----------   ------------   -----------
Ounces of gold sold                            35,192*        48,262        66,213*        85,991
Average realized price per ounce                $336           $387           $341          $390
Average market price per ounce                  $298           $341           $298          $344

         * Does not include 3,828 and 5,379 ounces of gold sold from the development of Turquoise Ridge for the quarter and six months ended June 30, 1998, respectively, for which the revenues, net of production expenses, were offset against the capital costs of the project.

                                                                        Quarter           Six Months
Change in sales revenue (in millions) in 1998 versus 1997 due to:    Ended June 30,     Ended June 30,
                                                                    ----------------   ----------------
Change in  price per ounce of gold sold                                  $ (2.5)           $ (4.2)
Change in ounces of gold sold                                              (4.4)             (6.7)
                                                                         ------            ------
     Total change in sales revenues                                      $ (6.9)           $(10.9)
                                                                         ======            ======

         The Company has hedged a portion of its production, which resulted in higher realized prices than the average market prices. At June 30, 1998, the Company had outstanding spot deferred contracts for 230,000 ounces at a projected average price of $322 per ounce. Of these contracts, 60,000 ounces were for delivery in 1998 at a projected weighted average price of $337 per ounce, 130,000 ounces were for delivery in 1999 at a projected weighted average price of $314 per ounce and 40,000 ounces were for delivery in 2000 at a projected weighted average price of $326 per ounce.

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

         Cost reductions per ton at the Getchell Underground mine during both the second quarter and first six months of 1998 compared to the same periods of 1997 were the result of lower backfill and maintenance charges and improved mining practices. Development of the second northwest ore zone continued during the second quarter of 1998 with approximately 1,700 feet of footwall ramp and ore access drifting completed. Following are the operating results from the Getchell Underground mine.

                                                        Quarter Ended              Six Months Ended
                                                           June 30,                    June 30,
                                                   ------------------------   --------------------------
                                                      1998          1997         1998           1997
                                                   -----------   ----------   ----------    ------------
Ore mined (dry tons)                                 95,857       147,271      183,464        252,849
Ore mined per operating day (dry tons)                1,065        1,636        1,031          1,421
Average grade of ore mined (ounces per ton)           0.394        0.304        0.384          0.295
Contained ounces (before recoveries)                 37,808        44,698       70,417         74,512
Underground mining costs per ton                     $47.74        $49.58       $49.55         $51.28

         Through April 1998, the Company ran only one autoclave in the mill. In May 1998, production from the Getchell Underground mine and development ores from the Turquoise Ridge mine exceeded the capacity of one autoclave. The decision was then taken to bring the second autoclave on line, mixing the higher grade underground ores with 16,834 tons of low grade stockpile ore, representing 14% of total ore milled for the second quarter of 1998. This resulted in the blended milled recoveries listed below for the 1998 periods, whereas milled recoveries for the underground and low grade stockpile ores separately were 91.5% and 87%, respectively, for the second quarter of 1998. As production of ore from underground sources increases, the Company anticipates bringing the third autoclave into service as early as the end of 1998. Operating results at the mill, including the processing of development ore from Turquoise Ridge during the second quarter and first six months of 1998, are as follows:

                                                  Quarter Ended             Six Months Ended
                                                     June 30,                   June 30,
                                             ------------------------    ----------------------
                                                1998          1997          1998        1997
                                             ----------    ----------    ----------   ---------
Ore milled (dry tons)                         123,891       283,437       223,974      553,682
Average grade of ore milled (ounces per ton)   0.353         0.188         0.353        0.173
Average gold recovery                          90.8%         88.5%         90.7%        87.6%

         Cost of sales was $14.1 million in the second quarter of 1998, down from $21.7 million in the second quarter of 1997. For the first six months of 1998, cost of sales was $29.2 million compared with $41.5 million in the same period of 1997. Cash costs per ounce in the second quarter of 1998 improved to $322 from $393 in the second quarter of 1997 and in the first six months of 1998 improved to $358 from $423 in the first six months of 1997.

         Milling, underground mining costs and mine site G&A were lower in the 1998 periods as compared to the same periods in 1997. Decreases in the underground mining and milling costs were primarily due to the lower volume of ore processed with the underground mining costs also reflecting lower backfill and maintenance charges and improved mining practices. Mine site G&A costs in the 1998 periods reflected the capitalization of the portion of those costs associated with the Turquoise Ridge mine while development ore is being processed.

         The decreases in corporate and mine site G&A and exploration costs in the first six months of 1998 as compared to the same period of 1997 reflected adjustments to reduce non-cash compensation expense recorded in connection with the grant in February 1997 of stock appreciation rights ("SARS") for certain corporate executives and key employees. The SARS are further detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Lower exploration expenses in the second quarter and the first six months of 1998 as compared to the same periods of 1997 reflected the Company's focus on the delineation and expansion of known ore zones, for which the drilling expenditures are capitalized. Such drilling expenditures capitalized were $1.4 million and $1.7 million for the second quarter and first six months of 1998, respectively. Interest and other income was lower in the second quarter and first six months of 1998 compared to the same periods of 1997 due to lower cash and cash equivalent balances throughout the second quarter and first six months of 1998 as compared to the same periods of 1997.

Liquidity and Capital Resources
         During the first six months of 1998, the Company used $4.9 million of cash in operations and $39.7 million for capital expenditures. The capital expenditures included $29.4 million on Turquoise Ridge mine development, $3.8 million on the Getchell Underground mine, $3.5 million on the mill, $1.7 million on development drilling and $1.3 million on other items. Total expenditures on the Turquoise Ridge mine construction through June 30, 1998 were $85.5 million with an additional $8.0 million of mobile equipment leased. An estimated $10 million is expected to be spent to complete the construction of the mine, although there can be no assurances that actual expenditures will not differ materially from this amount.

         In March 1998, the Company completed an equity offering of 4,002,000 common shares at $18.25 per share which resulted in net proceeds to the Company of $69.8 million after offering costs and expenses of $3.2 million. As of June 30, 1998, cash and cash equivalents were $57.8 million.

         The principal balance of the Company's promissory note with ChemFirst was $26.9 million at June 30, 1998. The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate for a period selected by the Company, plus an applicable margin based on the Company's leverage ratio. The interest rate was 6-22/32% at June 30, 1998. Since the inception of the promissory note, interest has been capitalized to the note at the end of each interest period.

         The Company does not expect positive cash flow from operating activities earlier than the third quarter of 1998, although there can be no assurance that there will be cash flow from operations at that time. Approximately $20 million is expected to be spent on capital projects in the last six months of 1998, including the Turquoise Ridge mine as discussed, modifications to the mill, the Getchell Underground mine development, equipment and development drilling, although there can be no assurance that actual expenditures will not differ materially from this amount. The Company plans on financing these capital development projects and its operations from its existing cash resources. The Company believes that cash flows from operations and current cash balances will be sufficient to fund operations and capital investments through 1998. However, if there are any shortfalls in funds required to meet these needs, such funds may be supplemented by additional funds raised by issuing debt or equity securities. There can be no assurance that additional funding will be available on favorable terms, if at all.

         In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not assessed the impact SFAS 133 may have in the future.

Risk Factors
         Readers should carefully consider the risk factors set forth below, as well as all of the other information in this document and the Annual Report of the Company on Form 10-K for the year ended December 31, 1997.

Gold Price Volatility
         The Company's profitability is significantly affected by changes in the price of gold. Gold prices may fluctuate widely. In January 1998, the market price of gold declined to levels that were the lowest in over eighteen years and has remained below $300 for most of 1998. Gold prices are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold and production and cost levels in major gold-producing regions. Moreover, gold prices are also affected by macro-economic factors such as expectations for inflation, interest rates, currency exchange rates and global or regional political and economic situations. The current demand for and supply of gold affects gold prices, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If the Company's realized price should decline below the Company's expected cash costs of production and remain at such levels for any sustained period, there could be material delays in the development of new projects, increased net losses, reduced cash flow, reductions in reserves, asset impairments or cessation of production.

     The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

Calendar Year                                          High     Low      Average
                                                            Price Per Ounce
1987...............................................     $500     $390     $446
1988...............................................     $484     $395     $437
1989...............................................     $416     $356     $381
1990...............................................     $424     $346     $383
1991...............................................     $403     $344     $362
1992...............................................     $360     $330     $344
1993...............................................     $406     $326     $360
1994...............................................     $396     $370     $384
1995...............................................     $396     $372     $384
1996...............................................     $415     $367     $387
1997...............................................     $367     $283     $331
1998 (Through July 30).............................     $313     $279     $296

         The London P.M. Fix on July 30, 1998, was $290 per ounce.

Continuing Losses
         The Company reported net losses of $2.3 and $7.2 million for the quarter and six months ended June 30, 1998, and $19.4 million and $14.0 million for the years ended December 31, 1997 and 1996, respectively, $5.0 million for the six months ended December 31, 1995 and $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses at least until higher grade ore from Turquoise Ridge or other sources is produced, which other sources could include sources presently being explored or developed by the Company. There can be no assurance that sources of higher grade ores will be developed by the Company.

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

Certain Turquoise Ridge Mine Risks
         The Turquoise Ridge mine involves numerous risks. These include the following:

 Capital Requirements. Expenditures required to advance the Turquoise Ridge mine to the point of commercial production were estimated to be $10 million at June 30, 1998. As of June 30, 1998, cash and cash equivalents were $57.8 million. The Company intends to finance the completion of the Turquoise Ridge mine with its existing cash resources. There can be no assurance that the cash required to advance the Turquoise Ridge mine to commercial production and to fund the ongoing Turquoise Ridge operations will be available. If there are any shortfalls in funds required to meet these needs, such funds may be supplemented by additional funds raised by issuing debt or equity secruities. There can be no assurance that additional funding will be available on favorable terms, if at all.

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

 Production Shaft Completion. Completion of the production shaft, which is expected no earlier than the fourth quarter of 1998, is an aggressive schedule. Delay in this construction would necessitate removing ore through the Ventilation Shaft, which is basically designed for waste and the limited ore from early production. Additionally, the availability of the final ventilation circuit required for mining depends upon the completion of the Production Shaft.

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

         On January 15, 1997, a mine site accident involving a loader resulted in the death of a Company employee. As required by federal law, MSHA officials investigated the accident. MSHA issued seven enforcement actions, one of which was subsequently vacated. Civil penalties for which the Company has been assessed as the result of such actions were $120,817. A contest of the penalties and underlying violations was filed on March 12, 1998. The case has been forwarded to the Office of Administrative Law Judges of the Federal Mine Safety and Health Review Commission for a hearing. The Company is currently engaging in settlement discussions with the Solicitor's Office. The Commission Administrative Law Judge may vacate the penalties, reduce them, or increase them, but in no case will the maximum exceed $0.3 million. MSHA also conducted a special investigation to determine whether knowing and/or willful violations on the part of the Company or any agent, officer or director of the Company occurred. That investigation has been concluded and no further violations were alleged.

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

         The United States Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations such as the Company's, whose mineral extraction and beneficiation wastes are not regulated as hazardous wastes under the Resource Conservation and Recovery Act ("RCRA"). In September 1997, the EPA issued its National Hardrock Mining Framework. The Framework focuses on the EPA's use of its existing authorities other than RCRA to address environmental concerns posed by hardrock mining. The Company does not anticipate that the Framework will have a material adverse effect on the Company. Recent regulations promulgated under RCRA, the Phase IV Land Disposal Restrictions, could potentially alter regulatory requirements applicable to the storage and management of mining wastes. The Company is currently reviewing these regulations and assessing whether such changes will materially impact its operations.

         New regulations promulgated under Section 313 of the Emergency Planning and Community Right to Know Act ("EPCRA") have significantly expanded Toxic Release Inventory ("TRI") reporting requirements to include the metal mining industry. The Company expects to incur additional costs in complying with the new TRI reporting requirements and could be adversely affected, along with the rest of the metal mining industry, by the public availability of the reports required.

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

 Potential Legislation. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended (the "General Mining Law"), to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. This moratorium should not affect the status of the patent applications made by the Company under the General Mining Law before the moratorium was imposed. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of July 28, 1998, no such bills have been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new Federal reclamation, environmental control and other restoration requirements. Royalty proposals have ranged from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. If enacted, such legislation could substantially impair the ability of companies to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known, and the potential impact on the Company as a result of future Congressional action is impossible to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Disposal of overburden and mineral processing wastes by the Company occur on both private and federal lands. Exploration activities also occur on both private and federal lands.

         BLM is considering revisions to its Surface Mining Regulations under 43 C.F.R. Section 3809. BLM anticipates that an environmental impact statement evaluating the potential effects of these regulatory revisions will be issued in November 1998. The proposed revisions address reclamation and bonding requirements for the industry. The impact of these potential revisions, when finalized, is not know at this time.

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

         In accordance with applicable State and Federal laws, the Company has posted a reclamation bond of $4.5 million to cover the costs for reclamation of the Getchell property. Current submittals to expand the existing tailing facility are expected to increase the bond requirements to approximately $9.0 million. As of June 30, 1998, the total estimated restoration costs for the Getchell Property were $8.7 million, of which the Company had accrued $2.7 million. The amount of total estimated restoration costs has increased over time due to expanded mining activities, requirements for restoring expanded tailing disposal areas, and more stringent regulatory requirements. Additional increases may occur in the future for the same reasons.

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

PART II.  OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders on May 14, 1998, the Company stockholders, pursuant to proxies solicited under Regulation 14A, cast votes on proposals as follows:


Proposal No. 1 - Election of Directors
                                     For                  Withhold Authority
Pete Ingersoll                    22,699,542                   500,973
William E. Nettles                22,970,291                   230,224
G. W. Thompson                    22,700,149                   500,366
Continuing directors are:
Walter A. Drexel
John Racich
Charles E. Stott, Jr.
R. Michael Summerford
J. Kelley Williams
Al Winters
Robert L. Zerga



Proposal No. 2 - Approval of the 1998 Stock Option Plan for Outside Directors
             For            Against          Abstain        Non Vote
         22,246,193         881,163          73,159        7,585,836

Proposal No. 3 - Amendment of the 1996 Long Term Equity Incentive Plan
             For            Against          Abstain         Non Vote
         19,395,853        3,721,123         83,539        7,585,836

Proposal No. 4 - Ratification of Appointment of Independent Auditors
             For            Against          Abstain          Non Vote
         23,163,946         11,192           25,377         7,585,836

ITEM 5.  OTHER INFORMATION
         New Securities and Exchange Commission rules regarding stockholder proposals became effective on June 29, 1998. Pursuant to these new rules, if the Company has not received notice by February 17, 1999 of any matter a stockholder intends to propose for a vote at the 1999 annual meeting of stockholders, then a proxy solicited by the board of directors may be voted on such matter in the discretion of the proxy holder, without discussion of the matter in the proxy statement soliciting such proxy and without such matter appearing as a separate item on the proxy card.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
27.  -  Financial Data Schedule.

Reports on Form 8-K
         No reports on Form 8-K were filed by the registrant in the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Getchell Gold Corporation

       July 30, 1998          By:  /s/ G. W. Thompson
           Date               G. W. Thompson, President, Chief Executive Officer
                                        and Director



       July 30, 1998          By: /s/ Donald S. Robson
           Date               Donald S. Robson, Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)