Form 10-Q
period 1998-09-30
GETCHELL GOLD CORP
filed 1998-11-03
CIK 824590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
For the quarterly period ended September 30, 1998

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

Title                                             Outstanding
Common Stock, par value $0.0001                   30,792,454 on October 30, 1998

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                       Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                       -------------------    -------------------
                                                         1998        1997        1998     1997
                                                       -------     -------    -------    --------
Net sales                                              $14,631     $17,587    $37,242    $ 51,124
Cost of sales                                           16,106      21,661     45,281      63,198
                                                       -------     -------    -------    --------
     Gross margin                                       (1,475)     (4,074)    (8,039)    (12,074)
General and administrative expenses                      1,253       1,292      2,889       5,055
Exploration expenses                                       296         397        583       1,393
                                                       -------     -------    -------    --------
     Loss from operations                               (3,024)     (5,763)   (11,511)    (18,522)
Interest expense, net of interest capitalized             (159)       (204)      (522)       (646)
Interest and other income                                  634       1,065      2,240       3,203
                                                       -------     -------    -------    --------
     Net loss                                          $(2,549)    $(4,902)   $(9,793)   $(15,965)
                                                       =======     =======    =======    ========

Basic loss per common share                            $ (0.08)    $ (0.18)   $ (0.33)   $  (0.60)
                                                       =======     =======    =======    ========

Weighted average number of shares outstanding           30,789      26,779     29,837      26,499
                                                       =======     =======    =======    ========

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)

                                                                              September 30,  December 31,
                                                                                  1998           1997
                                                                                --------     ------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 37,779       $ 34,247
     Accounts receivable:
          Trade                                                                    3,774          1,790
          Employee                                                                   213            182
          Other                                                                      206            261
                                                                                --------       --------
               Total accounts receivable                                           4,193          2,233
                                                                                --------       --------
     Inventories:
          Ore and ore in process                                                   2,300          1,873
          Materials and supplies                                                  11,248         10,873
                                                                                --------       --------
               Total inventories                                                  13,548         12,746
                                                                                --------       --------
     Prepaid expenses                                                              1,744            808
                                                                                --------       --------
               Total current assets                                               57,264         50,034
Property, plant and equipment, net                                               245,006        188,242
Other                                                                              3,525            211
                                                                                --------       --------
               Total assets                                                     $305,795       $238,487
                                                                                ========       ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $  9,541       $ 13,506
     Accrued expenses                                                              2,780          2,258
     Current portion of capital lease obligations                                  3,464          2,248
     Stock appreciation rights                                                       942          1,238
     Other                                                                           821            198
                                                                                --------       --------
               Total current liabilities                                          17,548         19,448
Long-term debt, principally ChemFirst Inc.                                        26,998         27,057
Capital lease obligations, less current portion                                   11,316          6,685
Deferred income taxes                                                              1,809          1,809
Reclamation liabilities                                                            2,718          2,701
Deferred revenue                                                                   3,400            -
Other liabilities                                                                  2,111            892
                                                                                --------       --------
               Total liabilities                                                  65,900         58,592
                                                                                --------       --------
Commitments and contingencies                                                        -              -
Stockholders' equity:
    Preferred stock, par value $0.0001; 10,000,000 shares authorized;none issued     -              -
    Common stock, par value $0.0001; 100,000,000 shares authorized; issued and
      outstanding 30,792,454 at Sept. 30, 1998 and 26,784,351 at Dec. 31, 1997         3              3
    Contributed and paid-in capital                                              290,773        220,979
    Accumulated deficit                                                          (50,881)       (41,087)
                                                                                --------       --------
               Total stockholders' equity                                        239,895        179,895
                                                                                --------       --------
               Total liabilities and stockholders' equity                       $305,795       $238,487
                                                                                ========       ========

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                               ---------------------
Cash flows from operating activities:                             1998        1997
                                                               --------    ---------
     Net loss                                                  $ (9,793)   $(15,965)
     Adjustments to reconcile net loss to net cash provided
       by (used  in) operating activities:
          Depreciation, depletion and amortization                8,632       7,820
          Accrued interest converted to loan principal              -           772
          Unrealized hedging and call option gains/losses, net      288         362
          Other                                                       4         -
          Net change in operating assets and liabilities:
               Accounts receivable                               (1,960)       (375)
               Inventories                                         (801)     (1,912)
               Prepaid expenses                                    (936)        305
               Accounts payable                                    (430)       (885)
               Accrued expenses                                     522         280
               Stock appreciation rights liability                 (296)      2,492
               Other liabilities                                  1,571         592
                                                                -------    --------
                    Cash used in operating activities            (3,199)     (6,514)
                                                                -------    --------

Cash flows from investing activities:
     Additions to property, plant and equipment                 (61,102)    (41,070)
     Other                                                          123         -
                                                                -------    --------
                    Cash used in investing activities           (60,979)    (41,070)
                                                               --------    --------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                  69,793      47,928
     Principal payments under capital lease obligation           (2,109)     (1,410)
     Other                                                           26        (202)
                                                               --------    --------
                    Cash provided by financing activities        67,710      46,316
                                                               --------    --------

Net increase (decrease) in cash and cash equivalents              3,532      (1,268)
Cash and cash equivalents at beginning of period                 34,247      64,130
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 37,779    $ 62,862
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

(2)  PUBLIC EQUITY OFFERING
     In March 1998, the Company completed an equity offering of 4,002,000 common shares which resulted in net proceeds to the Company of $69.7 million after offering costs and expenses of $3.3 million. Net proceeds of the offering will be used for the completion of the Company's Turquoise Ridge mine, for an increase in mill capacity, for exploration on its Getchell property and for general corporate purposes.

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

     At September 30, 1998, the Company's outstanding spot deferred contracts were for 340,000 ounces at a projected average price of $313 per ounce. Of these contracts, 30,000 ounces were for delivery in 1998 at a projected weighted average price of $337 per ounce, 155,000 ounces were for delivery in 1999 at a projected weighted average price of $308 per ounce, 120,000 ounces were for delivery in 2000 at a projected weighted average price of $313 per ounce and 35,000 ounces were for delivery in 2001 at a projected weighted average price of $315 per ounce. Based on the market price of gold at September 30, 1998, the unrealized gains on the spot deferred contracts were $6.0 million.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Additionally, in November 1997, the Company entered into a forward sales contract covering the sale of 250,000 ounces of gold with an option by the counterparty to purchase up to an additional 225,000 ounces of gold, if the gold price equals or exceeds certain price increments. The agreement calls for the Company to deliver 50,000 ounces of gold on December 31 in each of the years 1998 through 2002 and up to an additional 75,000 ounces of gold in each of the years 2000 to 2002. Deliveries in 1998 and 1999 will be at approximately $355 per ounce of gold, while deliveries in 2000 through 2002 will be at approximately $343 per ounce. These forward selling prices assume a constant future gold lease rate of 2%. The actual forward prices under the contract are adjusted up or down based on the actual future gold lease rate.

     The option feature of the contract is similar to a written call option. The premium related to the option feature is included in the forward sales price of the 250,000 ounces of gold. For accounting purposes, the contract sales price of the 250,000 ounces of gold has been allocated between the forward sales component of the contract and the premium for the embedded option. The revenue associated with the forward sales component of the contract will be recognized when the gold is delivered. The option premium portion of the forward sales price of $3.4 million was recorded as a long-term receivable and deferred revenue and is adjusted for changes in its market value. The deferred option premium will be recognized in earnings when the option expires or is exercised. This transaction is further detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Deferred revenue also includes premiums received for call options sold. The deferred amounts are recognized in income when the option expires or is exercised. At September 30, 1998, the Company had outstanding European call option contracts for 190,000 ounces of gold at a price of $333 per ounce which expire in 1998. Risk of loss on European call option contracts exists if the Company is unable to deliver the required quantity of gold or the market price were to exceed the exercise price of the option on the date designated in the contract.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  PROPERTY, PLANT AND EQUIPMENT (in thousands)

                                                         At              At
                                                     September 30,  December 31,
                                                        1998            1997
                                                      --------        --------
Land and land improvements                            $ 14,214        $ 14,214
Buildings and equipment                                132,382         124,249
Mine development                                        62,708          54,929
Construction-in-progress                               138,316          88,742
                                                      --------        --------
         Total property, plant and equipment           347,620         282,134
Accumulated depreciation, depletion and amortization  (102,614)        (93,892)
                                                      --------        --------
         Net property, plant and equipment            $245,006        $188,242
                                                      ========        ========

     Capitalized mine development and construction-in-progress at September 30, 1998 and December 31, 1997 are comprised of the following (in thousands):


                                                          At            At
                                                     September 30,  December 31,
                      Project                            1998          1997
                                                      ---------       -------
Mine Development:
Getchell Underground mine..........................     $49,883       $45,043
Turquoise Ridge mine...............................       6,560         4,079
Other projects.....................................       6,265         5,807
                                                        -------       -------
                                                        $62,708       $54,929
                                                        =======       =======

Construction in Progress:
Getchell Underground mine..........................    $  1,192       $ 1,486
Turquoise Ridge mine...............................     123,362        72,075
Mill improvements..................................      13,723        15,015
Other projects.....................................          39           166
                                                       --------       -------
                                                       $138,316       $88,742
                                                       ========     =========

     Depletion of mine development and construction costs related to the Turquoise Ridge mine and other projects will begin once commercial production has been achieved. Depreciation and depletion expense was $3.2 million and $2.8 million for the three months ended September 30, 1998 and 1997, respectively, and $8.6 million and $7.8 million for the nine months ended September 30, 1998 and 1997, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Capitalized interest was $0.6 million and $0.4 million for the three months ended September 30, 1998 and 1997, respectively, and $1.7 million and $1.2 million for the nine months ended September 30, 1998 and 1997, respectively.

(5)  SUPPLEMENTAL CASH FLOW INFORMATION
     Net cash provided by operating activities includes the following cash payments (in thousands):

                                                        Nine Months Ended
                                                          Septeber 30,
                                                   ---------------------------
                                                      1998            1997
                                                   -----------     -----------
Interest, net of amounts capitalized               $     (834)     $     (588)
Income taxes                                       $         -     $         -

     Capital lease obligations of $8.0 million were incurred to acquire equipment during the nine months ended September 30, 1998.

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

Internal Revenue Service Tax Claim
     The Internal Revenue Service ("IRS") has filed notices of deficiencies, stating that the IRS is proceeding against ChemFirst Inc. ("ChemFirst"), the Company's former parent, for income taxes associated with ChemFirst's consolidated income tax returns filed for fiscal years 1989, 1990, 1991 and 1992. In addition, ChemFirst has received correspondence from the IRS which assert additional claims for periods subsequent to fiscal year 1992. The Company's share of these asserted deficiencies and additional claims, including interest, totals approximately $5.8 million. In response to the notices of deficiencies, ChemFirst and the Company filed a petition with the United States Tax Court and, subsequently, the Company met with IRS representatives and presented information supporting the Company's position on all matters. The Company believes it has adequately provided for any liabilities that may result from the outcome of these matter. The tax sharing agreement between ChemFirst and the

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company is further detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Major Contracts
     The Company has an agreement with an independent contractor which provides oxygen for the autoclave process in the mill. The agreement requires, among other things, that the Company must pay the independent contractor at a rate (subject to future adjustments for inflation) of approximately $0.2 million a month. If the Company no longer has a need for oxygen, it may terminate the contract but is obligated to a termination fee if the contract is terminated prior to January 2004. The termination fee is $2.4 million in 1998 and decreases each year until reaching $0.4 million in 2004.

Royalties
     The Company is obligated to pay to a third party a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties are recorded as operating costs, except for royalties on ounces produced in the development phase of the Turquoise Ridge mine, in which case such royalties are offset against the revenue from these ounces. Total royalties amounted to $0.3 million and $0.2 million for the three months ended September 30, 1998 and 1997, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 1998 and 1997, respectively.

Letter of Credit
     At September 30, 1998, a $4.5 million secured letter of credit was outstanding for bonding of a reclamation plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
     The information set forth in this discussion and analysis includes both historical information and "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other operations of the Company, the Company's actual financial condition, operating results, business prospects and other operations may differ materially from that projected or estimated by the Company in forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in "Risk Factors" below.

Results of Operations
     Results for the quarter ended September 30, 1998 were a net loss of $2.5 million, or $0.08 per share, compared with a net loss of $4.9 million, or $0.18 per share, for the quarter ended September 30, 1997. Results for the nine months ended September 30, 1998 were a loss of $9.8 million, or $0.33 per share, compared with a loss of $16.0 million, or $0.60 per share, in the same period of 1997. Lower operating expenses more than offset lower net sales and interest income for the third quarter and first nine months of 1998 as compared to the same periods of 1997, while the first nine months of 1998 also benefited from lower general and administrative ("G&A") and exploration expenses.

     Net sales of $14.6 million in the third quarter of 1998 were down from $17.6 million in the third quarter of 1997 and net sales of $37.2 million in the first nine months of 1998 were down from $51.1 million in the same period of 1997. Lower net sales resulted from lower gold prices and fewer ounces sold.

                                                   Quarter Ended              Nine Months Ended
                                                   September 30,                September 30,
                                             --------------------------   --------------------------
                                                1998           1997           1998          1997
                                             -----------    -----------   ------------   -----------
Ounces of gold sold                            44,982*        49,280        111,195*       135,271
Average realized price per ounce                $325           $357           $335          $378
Average market price per ounce                  $289           $325           $294          $337

     * Does not include 3,931 and 9,310 ounces of gold sold from the development of Turquoise Ridge for the quarter and nine months ended September 30, 1998, respectively, for which the revenues, net of production expenses, were offset against the capital costs of the project.

                                                                           Quarter          Nine Months
                                                                            Ended              Ended
Change in net sales (in millions) in 1998 versus 1997 due to:           September 30,      September 30,
                                                                       ----------------   ----------------
Change in  price per ounce of gold sold                                  $    (1.6)           $   (5.8)
Change in ounces of gold sold                                                 (1.4)               (8.1)
                                                                       ----------------   ----------------
     Total change in net sales                                           $    (3.0)           $  (13.9)
                                                                       ================   ================

     The Company has hedged a portion of its production, which resulted in higher realized prices than the average market prices. At September 30, 1998, the Company had outstanding spot deferred contracts for 340,000 ounces at a projected average price of $313 per ounce. Of these contracts, 30,000 ounces were for delivery in 1998 at a projected weighted average price of $337 per ounce, 155,000 ounces were for delivery in 1999 at a projected weighted average price of $308 per ounce, 120,000 ounces were for delivery in 2000 at a projected weighted average price of $313 per ounce and 35,000 ounces were for delivery in 2001 at a projected weighted average price of $315 per ounce.

     Additionally, in November 1997, the Company entered into a forward sales contract covering the sale of 250,000 ounces of gold with an option by the counterparty to purchase up to an additional 225,000 ounces of gold, if the gold price equals or exceeds certain price increments. For accounting purposes, the contract sales price of the 250,000 ounces of gold has been be allocated between the forward sales component of the contract and the premium for the embedded option. The revenue associated with the forward sales component of the contract will be recognized when the gold is delivered. The option premium portion of the forward sales price of $3.4 million was recorded as a long-term receivable and deferred revenue and is adjusted for changes in its market value. The deferred option premium will be recognized in earnings when the option expires or is exercised. This transaction is further detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Following are the operating results from the Getchell Underground mine.

                                                        Quarter Ended             Nine Months Ended
                                                        September 30,               September 30,
                                                   ------------------------   --------------------------
                                                      1998          1997         1998           1997
                                                   -----------   ----------   ----------    ------------
Ore mined (dry tons)                                 122,268      122,270      305,732        375,119
Ore mined per operating day (dry tons)                1,359        1,359        1,141          1,400
Average grade of ore mined (ounces per ton)           0.437        0.346        0.405          0.312
Contained ounces (before recoveries)                 53,412        42,355      123,829        116,904
Underground mining costs per ton                     $44.72        $54.74       $47.62         $52.41

     Cost reductions per ton at the Getchell Underground mine during both the third quarter and first nine months of 1998 compared to the same periods of 1997 were the result of improved mining practices through the use of bulk mining methods and lower maintenance expenses. Underground development of the second Northwest Ore Zone continued during the third quarter, which is being accessed from two working levels. The ground is amenable to long hole stoping, and the fifth long hole stope is currently being excavated.

     Operating results at the mill, including the processing of development ore from Turquoise Ridge during the third quarter and first nine months of 1998, are as follows:


                                                  Quarter Ended            Nine Months Ended
                                                  September 30,              September 30,
                                             ------------------------    ----------------------
                                                1998          1997          1998        1997
                                             ----------    ----------    ----------   ---------
Ore milled (dry tons)                         170,515       281,495       394,489      835,177
Average grade of ore milled (ounces per ton)   0.323         0.195         0.340        0.181
Average gold recovery                          91.2%         87.8%         90.9%        87.7%
Milling costs per ton                          $40.75        $29.74        $45.11      $30.68

     Through April 1998, the Company ran only one autoclave in the mill. In May 1998, production from the Getchell Underground mine and development ores from the Turquoise Ridge mine exceeded the capacity of one autoclave. The decision was then made to bring the second autoclave on line, mixing the higher grade underground ores with 44,845 tons in the third quarter and 66,806 tons in the first nine months of 1998 of low grade stockpile ore. This resulted in the blended milled grades and recoveries listed above for the 1998 periods. As production of ore from underground sources increases, the Company anticipates bringing the third autoclave into service as early as the end of 1998.

     Cost of sales was $16.1 million in the third quarter of 1998, down from $21.7 million in the third quarter of 1997. For the first nine months of 1998, cost of sales was $45.3 million compared with $63.2 million in the same period of 1997. Cash costs per ounce (including royalties) in the third quarter of 1998 improved to $285 from $383 in the third quarter of 1997 and in the first nine months of 1998 improved to $329 from $408 in the first nine months of 1997. Milling, underground mining costs and mine site G&A were lower in the 1998 periods as compared to the same periods in 1997. Decreases in cost of sales and the total underground mining and milling costs were primarily due to the lower volume of ore processed with the underground mining costs also reflecting improved mining practices and lower maintenance expenses. Mine site G&A costs in the 1998 periods reflected the capitalization of the portion of those costs associated with the development of the Turquoise Ridge mine.

     The decreases in corporate and mine site G&A and exploration costs in the first nine months of 1998 as compared to the same period of 1997 reflected adjustments to reduce non- cash compensation expense recorded in connection with the grant in February 1997 of Stock Appreciation Rights ("SARS") for certain corporate executives and key employees. The SARS are further detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Lower exploration expenses in the third quarter and the first nine months of 1998 as compared to the same periods of 1997 reflected the Company's focus on the delineation and expansion of known ore zones, for which the drilling expenditures are capitalized. Capitalized drilling expenditures were $1.2 million and $2.9 million for the third quarter and first nine months of 1998, respectively.

     Net interest expense in the 1998 third quarter and first nine months was lower than the same periods of 1997 due to higher capitalized interest associated with the Turquoise Ridge construction project. Interest and other income was lower in the third quarter and first nine months of 1998 compared to the same periods of 1997 due to lower cash and cash equivalent balances throughout the third quarter and first nine months of 1998 as compared to the same periods of 1997.

Liquidity and Capital Resources
     During the first nine months of 1998, the Company used $3.2 million of cash in operations and $61.1 million for capital expenditures. The capital expenditures included $44.6 million on Turquoise Ridge mine development, $5.2 million on the Getchell Underground mine, $6.3 million on the mill, $3.0 million on development drilling and $2.0 million on other items. Total expenditures on the Turquoise Ridge mine construction through September 30, 1998 were $100.7 million with an additional $8.0 million of mobile equipment leased. An estimated $10 million is expected to be spent to complete the construction of the mine, although there can be no assurances that actual expenditures will not differ materially from this amount.

     In March 1998, the Company completed an equity offering of 4,002,000 common shares at $18.25 per share which resulted in net proceeds to the Company of $69.7 million after offering costs and expenses of $3.3 million. As of September 30, 1998, cash and cash equivalents were $37.8 million.

     The principal balance of the Company's promissory note with ChemFirst was $26.9 million at September 30, 1998. The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate for a period selected by the Company, plus an applicable margin based on the Company's leverage ratio. The interest rate was 6-11/16% at September 30, 1998. Since the inception of the promissory note, interest has been capitalized to the note at the end of each interest period.

     Approximately $15 million is expected to be spent on capital projects in the last three months of 1998, including the Turquoise Ridge mine, modifications to the mill, Getchell Underground mine development, equipment and development drilling, although there can be no assurance that actual expenditures will not differ materially from this amount. The Company plans on financing these capital development projects and its operations from its existing cash resources. The Company had cash flow from operating activities of $1.7 million in the third quarter of 1998. The Company believes that cash flows from operations and current cash balances will be sufficient to fund operations and capital investments through 1999. However, if there are any shortfalls in funds required to meet these needs, such funds may be supplemented by additional funds raised by issuing debt or equity securities. There can be no assurance that additional funding will be available on favorable terms, if at all.

Statement of Financial Accounting Standards No. 133
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not assessed the impact SFAS 133 may have in the future.

Statement of Position 98-5
     In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for all fiscal years beginning after December 15, 1998 with initial application reported as the cumulative effect of a change in accounting principle. The Company has not assessed the impact SOP 98-5 may have in the future.

The Year 2000 Issue
The Problem
     The Year 2000 Issue is the result of the inability of hardware, software and control systems to correctly identify two-digit references to specific years, beginning with the year 2000. This could result in system failures or miscalculations causing disruptions of operations of the Company and its suppliers.

The Company's State of Readiness
     The Company has instituted a Year 2000 Project ("Project"). As a part of the Project, the Company has completed an initial evaluation of its computer systems and significant software programs. This evaluation included the Company's network hardware and operating system, software operating the hoists at Turquoise Ridge, the control system at the mill and accounting and business process software. It is currently believed that the Company's network hardware and operating system, software operating the hoists at Turquoise Ridge and accounting and business process software are all Year 2000 compliant. The control system at the mill, and other less critical hardware and software, require further evaluation, which is expected to be completed by the end of the first quarter of 1999. The Company's less critical software programs are predominantly "off-the-shelf" products with Year 2000 versions now available. Therefore, if the software programs are not Year 2000 compliant, the Company will replace these software programs by utilizing vendor provided upgrades by the end of the third quarter of 1999. Based on work performed to date, no material issues have been identified, however, subsequent work may lead to discovery of material issues.

     As part of the Company's Year 2000 Project, the Company plans to contact its significant third-party suppliers, such as its refiners and suppliers of power, oxygen and chemicals, to determine the extent to which the Company is vulnerable to its refiner's or supplier's failure to remediate their Year 2000 Issue. The contacts are planned to be completed by the end of the first quarter 1999. However, there can be no assurance that third party suppliers will adequately address their Year 2000 Issue or that failure of the third party suppliers to address their Year 2000 Issue would not have a material adverse effect on the Company or its operations.

The Costs to Address the Company's Year 2000 Issues
     Expenditures through September 30, 1998 have been minimal. Based upon the findings at September 30, 1998, the estimated costs of becoming Year 2000 compliant are less than $0.1 million.

The Risks Associated with the Company's Year 2000 Issues
     The Company's failure to resolve Year 2000 Issues on or before December 31, 1999 could result in system failures or miscalculation causing disruption in operations and normal business activities. Additionally, failure to timely remediate Year 2000 Issues by third parties upon whom the Company's business relies could result in disruptions in the Company's supply of parts and materials or result in other problems related to the Company's daily operations.

Risk Factors
     Readers should carefully consider the risk factors set forth below, as well as all of the other information in this document and the Annual Report of the Company on Form 10-K for the year ended December 31, 1997.

Gold Price Volatility
     The Company's profitability is significantly affected by changes in the price of gold. Gold prices may fluctuate widely. In August 1998, the market price of gold declined to levels that were the lowest in over eighteen years and has remained below $300 for most of 1998. Gold prices are affected by numerous industry factors, such as demand for precious metals, forward selling by producers, central bank sales and purchases of gold and production and cost levels in major gold-producing regions. Moreover, gold prices are also affected by macroeconomic factors such as expectations for inflation, interest rates, currency exchange rates and global or regional political and economic situations. The current demand for and supply of gold affects gold prices, but not necessarily in the same manner as current demand and supply affect the prices of other commodities. The potential supply of gold consists of new mine production plus existing stocks of bullion and fabricated gold held by governments, financial institutions, industrial organizations and individuals. Since mine production in any single year constitutes a very small portion of the total potential supply of gold, normal variations in current production do not necessarily have a significant effect on the supply of gold or on its price. If the Company's realized price should decline below the Company's expected cash costs of production and remain at such levels for any sustained period, there could be material delays in the development of new projects, increased net losses, reduced cash flow, reductions in reserves, asset impairments or cessation of production.

     The volatility of gold prices is illustrated in the following table of the annual high, low and average London P.M. Fix:

                                                    High     Low      Average
Calendar Year                                           Price Per Ounce

1987...........................................     $500     $390         $446
1988...........................................     $484     $395         $437
1989...........................................     $416     $356         $381
1990...........................................     $424     $346         $383
1991...........................................     $403     $344         $362
1992...........................................     $360     $330         $344
1993...........................................     $406     $326         $360
1994...........................................     $396     $370         $384
1995...........................................     $396     $372         $384
1996...........................................     $415     $367         $387
1997...........................................     $367     $283         $331
1998 (Through October 30)......................     $296     $273         $294

         The London P.M. Fix on October 30, 1998, was $292 per ounce.

Continuing Losses
         The Company reported net losses of $2.5 million and $9.8 million for the quarter and nine months ended September 30, 1998, and $19.4 million and $14.0 million for the years ended December 31, 1997 and 1996, respectively, $5.0 million for the six months ended December 31, 1995 and $18.4 million for the fiscal year ended June 30, 1995. The Company expects to continue to experience losses at least until higher grade ore from Turquoise Ridge or other sources is produced, which other sources could include sources presently being explored or developed by the Company. There can be no assurance that sources of higher grade ores will be developed by the Company.

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

Certain Turquoise Ridge Mine Risks
         The Turquoise Ridge mine involves numerous risks. These include the following:

 Capital Requirements. Expenditures required to advance the Turquoise Ridge mine to the point of commercial production were estimated to be $10 million at September 30, 1998. As of September 30, 1998, the Company's cash and cash equivalents were $37.8 million. The Company intends to finance the completion of the Turquoise Ridge mine with its existing cash resources. There can be no assurance that the cash required to advance the Turquoise Ridge mine to commercial production and to fund the ongoing Turquoise Ridge operations will be available. If there are any shortfalls in funds required to meet these needs, such funds may be supplemented by additional funds raised by issuing debt or equity secruities. There can be no assurance that additional funding will be available on favorable terms, if at all.

 Reserves. There can be no assurance that the probable reserves set forth in MRDI and MDA's reserve reports for Turquoise Ridge and the Shaft Zone will actually be mined and milled on an economic basis, if at all. The MDA and MRDI reports are based upon many assumptions, some or all of which may not prove to be accurate. The failure of any such assumptions to prove accurate may alter the conclusions of MDA's and/or MRDI's report on reserves and may have a material adverse affect on the Company. The resource and reserve estimates were prepared using geological and engineering judgment based on available data. In the absence of underground development, such estimates must be regarded as imprecise and some of the assumptions made may later prove to be incorrect or unreliable. The grade distribution at Turquoise Ridge is generally between 0.2 to 0.75 ounces per ton. Small changes in cutoff grade can cause large shifts in the reserves. If dilution and/or mining costs related to poor ground conditions are higher than expected, the reserves could be substantially reduced, resulting in a shortening of mine life and a reduced or negative cash flow.

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

         On January 15, 1997, a mine site accident involving a loader resulted in the death of a Company employee. As required by federal law, MSHA officials investigated the accident. MSHA issued seven enforcement actions, one of which was subsequently vacated. Civil penalties for which the Company has been assessed as the result of such actions were $120,817. A contest of the penalties and underlying violations was filed on March 12, 1998. The case has been forwarded to the Office of Administrative Law Judges of the Federal Mine Safety and Health Review Commission for a hearing. The settlement agreement has been submitted to the Administrative Law Judge for approval. One order was vacated, and a penalty of $85,000 for the remaining alleged violations has been proposed. The Company expects that the settlement will be approved in the near future and the penalty will be required to be paid before year end. MSHA also conducted a special investigation to determine whether knowing and/or willful violations on the part of the Company or any agent, officer or director of the Company occurred. That investigation has been concluded and no further violations were alleged.

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

         The United States Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations such as the Company's, whose mineral extraction and beneficiation wastes are not regulated as hazardous wastes under the Resource Conservation and Recovery Act ("RCRA"). In September 1997, the EPA issued its National Hardrock Mining Framework. The Framework focuses on the EPA's use of its existing authorities other than RCRA to address environmental concerns posed by hardrock mining. The Company does not anticipate that the Framework will have a material adverse effect on the Company. Regulations promulgated under RCRA on May 29,1998, the Phase IV Land Disposal Restrictions, will not materially impact the Company's operations.

         New regulations promulgated under Section 313 of the Emergency Planning and Community Right to Know Act ("EPCRA") have significantly expanded Toxic Release Inventory ("TRI") reporting requirements to include the metal mining industry. The Company expects to incur additional costs in complying with the new TRI reporting requirements and could be adversely affected, along with the rest of the metal mining industry, by the public availability of the reports.

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

 Potential Legislation. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended (the "General Mining Law"), to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. This moratorium should not affect the status of the patent applications made by the Company under the General Mining Law before the moratorium was imposed. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the Federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of October 28, 1998, no such bills have been passed. Such bills have proposed, among other things, to permanently eliminate or greatly limit the right to a mineral patent, impose royalties, and impose new Federal reclamation, environmental control and other restoration requirements. Royalty proposals have ranged from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. If enacted, such legislation could substantially impair the ability of companies to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known, and the potential impact on the Company as a result of future Congressional action is impossible to predict. Although a majority of the Company's existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect the Company's ability to economically develop mineral resources on federal lands. Disposal of overburden and mineral processing wastes by the Company occur on both private and federal lands. Exploration activities also occur on both private and federal lands.

         BLM is considering revisions to 43 C.F.R. Section 3809 which regulates mining activities on public lands managed by the BLM. BLM anticipates that an environmental impact statement evaluating the potential effects of these regulatory revisions will be issued in 1999. The proposed revisions address reclamation and bonding requirements for the industry. The impact of these potential revisions, when finalized, is not known at this time.

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

         The gold ore located on the Getchell Property and the existing tailings ponds and waste rock piles dumps located on the Getchell Property contain relatively high levels of arsenic, and the milling of such ore involves the use of other toxic substances, including, but not limited to, sodium cyanide, sodium hydroxide, sulfuric acid and nitric acid.

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

         In accordance with applicable State and Federal laws, the Company has posted a reclamation bond of $4.5 million to cover the costs for reclamation of the Getchell property. Current submittals to expand the existing tailing facility are expected to increase the bond requirements to approximately $9.0 million. As of September 30, 1998, the total estimated restoration costs for the Getchell Property were $8.7 million, of which the Company had accrued $2.7 million. The amount of total estimated restoration costs has increased over time due to expanded mining activities, requirements for restoring expanded tailing disposal areas, and more stringent regulatory requirements. Additional increases may occur in the future for the same reasons.

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

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
10(a)- Form of Termination Agreement between the Company and Sarah Jones Farmar.
27.  - Financial Data Schedule.

Reports on Form 8-K
         No reports on Form 8-K were filed by the registrant in the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Getchell Gold Corporation

October 30, 1998 By:  /s/ G. W. Thompson
     Date            G. W. Thompson, President, Chief Executive Officer and
                           Director



October 30, 1998 By: /s/ Donald S. Robson
     Date           Donald S. Robson, Vice President and Chief Financial Officer
                           (Principal Financial Officer)