Form 10-K405
period 1998-12-31
GETCHELL GOLD CORP
filed 1999-02-26
CIK 824590

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (303) 771-9000

          Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                   Name of Exchanges on Which Registered
             -------------------                   -------------------------------------
       Common Stock, par value $0.0001                    American Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant, based on the February 23, 1999 closing price of $27 5/16 on the American Stock Exchange, was approximately $823,800,000. Common Stock outstanding on February 23, 1999 was 30,807,536 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

INTRODUCTION

         Getchell Gold Corporation was incorporated in 1987 by ChemFirst Inc. (formerly First Mississippi Corporation). After our initial public offering in 1988, ChemFirst held approximately 81% of our common stock. In October 1995, ChemFirst distributed its shares of our common stock to its shareholders in a tax free distribution.

         We are a Delaware corporation and are engaged in exploration and production of gold from our 33,000-acre "Getchell Property" located in north central Nevada (see map below). All of our consolidated sales and operating losses and profits have been related to our gold mining activities in the United States.

         Our executive offices are located at 5460 South Quebec Street, Suite 240, Englewood, Colorado 80111. Our telephone number is (303) 771-9000.

         On December 11, 1998, we entered into an Agreement and Plan of merger with Placer Dome Inc., a Canada-based, international gold mining company, and Bullion Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Placer Dome, pursuant to which Bullion Acquisition will be merged with and into us, with us surviving the merger and becoming a wholly owned subsidiary of Placer Dome. Under the terms of the merger agreement, each issued and outstanding share of our common stock, other than shares owned by Placer Dome or us, will be converted into 2.45 shares of Placer Dome's common stock. The merger is subject to various regulatory approvals and other conditions. We currently expect the merger to be consummated in April 1999.

                                      [MAP]

         Map which displays the outline of the Getchell Property, its general locations within the state of Nevada and labels of the various mines, faults and processing facilities.

THE GETCHELL PROPERTY

         General. The Getchell Property is located in the Potosi Mining District on the eastern side of the Osgood Mountain Range, 43 miles northeast of Winnemucca, Nevada. Access to the property is off Interstate 80 on a paved and all-weather gravel road maintained and used jointly by us and various competitors.

         Gold mining commenced at the Getchell Property in the late 1930's and has continued intermittently since that time under several different owners. ChemFirst purchased the inactive property from Conoco Inc. in 1983, at which time ChemFirst began a development program. As of December 31, 1998, we had produced over 1.9 million ounces of gold from the Getchell Property.

         Current operations on the Getchell Property include a pressure oxidation ("autoclave") mill facility and two underground mines, the "Turquoise Ridge" mine and the "Getchell Underground" mine. Production of development ore at the Turquoise Ridge mine began in the first quarter of 1998. We began commercial production at the Getchell Underground mine in May 1995. Prior to July 1995, and for nine months during 1996, operations on the property also included open pit mining of oxide and sulfide ores. During the year ended December 31, 1998, Getchell sold 175,302 ounces of gold including 15,756 development ounces from the Turquoise Ridge mine, as compared to 179,676 ounces of gold in 1997.

         In the years ended December 31, 1998 and 1997, we derived ore for mill feed primarily from the Getchell Underground mine and from low-grade surface stockpile ore, which was built up from the prior open pit mining operations. Approximately 20% of the mill feed for 1998 consisted of this low-grade stockpile ore.

         Property Interest. The Getchell Property consists of approximately 16,000 acres of land covered by unpatented lode and mill site mining claims and 14,100 acres of fee land owned by us. Greater than 61% of our current proven and probable reserves are on fee land. Approximately 58% of the Getchell Property, including all current proven and probable reserves, is subject to a royalty payable to a third party equal to 2% of the sales revenues, net of shipping and refining costs.

         Geology. Gold mineralization on the Getchell Property occurs in a series of discrete zones associated with the north/south-trending Getchell Fault and with the northeast-trending Turquoise Ridge Fault (see maps on pages 1 and 3). Both systems cut through a thick sequence of interbedded Paleozoic sedimentary and volcanic units that dip at various angles. Intensity of gold mineralization is related to structural complexity and the location of rocks chemically receptive to mineralization. "Mineralization" is a naturally occurring concentration of minerals which may or may not be economically minable.

         Refractory sulfide gold deposits are found at depth along the Getchell Fault and in sedimentary units near the Getchell Fault. Drilling has identified similar gold deposits in folded Paleozoic sedimentary units in contact north and south of the Turquoise Ridge Fault 2,000 feet northeast of the Getchell Fault. Oxidized gold deposits are also associated with the Getchell and Turquoise Ridge Fault zones and with other locations on the Getchell Property, typically occurring as discrete zones at depths shallower than the sulfide mineralization. Additional oxide and sulfide gold mineralization is found in an area known as
Section 13 which is located approximately three miles northeast of the mill site (see map on page 1).

EXPLORATION AND DEVELOPMENT

         We focus our exploration activities solely on the Getchell Property. The methods that we employ include drilling, geological mapping, and geophysical and geochemical surveys. Our exploration staff includes five full-time geologists and thirteen underground geologists and geotechs for both mines. The full-time staff is augmented by consultants and other contract employees as needed. Exploration efforts have been successful in recent years in identifying new gold reserves at the Getchell Underground and Turquoise Ridge mines. Exploration on the remainder of the Getchell Property has indicated deep sulfide mineralization at Hansen Creek, located along the Getchell Fault, and mixed oxide/sulfide mineralization at Section 13. Numerous other exploration targets have been identified at the Getchell Property and await exploration drilling.

         Getchell Underground. Development drilling at the Getchell Underground mine indicates that the ore body remains open at depth and along strike to the north and to the south. Underground drilling in 1996 through 1998 defined new ore bodies now known as the "Northwest Ore Zones" which are located to the north and west of the current Getchell Underground workings. Development of these zones was a high priority in 1998 and will continue to be a high priority in 1999 because of potentially higher grades than the average grade of the Getchell Underground mine. Drilling in 1998 expanded the known reserves in the second Northwest Ore Zone by 0.2 million contained ounces to 0.6 million contained ounces. Additional drilling is planned in 1999 to determine the ultimate extent of the mineralization. However, such drilling may also determine that there are no additional reserves in such zones.

         Turquoise Ridge. Development drilling at Turquoise Ridge during 1997 and 1998 expanded reserves north and northwest of the original Turquoise Ridge mineralized zone in an area known as the "N" zone. We announced a total of 1.6 million contained ounces of reserves in this area in February 1998. In February 1999 we announced a new reserve calculation for the "N" zone, bringing the reserves in this ore body to 2.2 million contained ounces. The "N" zone is contiguous with the original Turquoise Ridge reserves announced at the end of 1995. Additional drilling in 1997 and 1998 from the surface and underground has further defined and increased the size of the Turquoise Ridge ore body.

                                     [MAP]

         Map which displays details of the active mining areas of the Getchell Property including location of proven and probable reserves, shafts, mill facilities, heap leach facilities and other sites.

PROVEN AND PROBABLE ORE RESERVES

         Our estimated proven and probable ore reserves were approximately 6.6 million contained ounces at December 31, 1998. At December 31, 1997, estimated reserves totaled 6.2 million contained ounces. During 1998, 0.2 million contained ounces were mined, 0.5 million contained ounces were removed from reserves due to changes in assumptions, primarily a reduction in the gold price used in the reserve calculations, and 1.1 million contained ounces were added through development drilling and exploration. Such reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Calculations with respect to the estimates of proven and probable gold reserves as of December 31, 1998, are based on a long term gold price of $325 per ounce. If such estimates had been based on a gold price of $300 per ounce, we believe such estimated proven and probable gold reserves would decrease less than five percent. Calculations with respect to the estimates of proven and probable reserves as of December 31, 1997, were based on a gold price of $350 per ounce.

         Our proven and probable ore reserves have been prepared by us and verified by an independent mining consulting firms, Mine Development Associates ("MDA"). For information regarding risks associated with our estimates of our proven and probable reserves, see "Risk Factors--Gold Price Volatility" and "--Ore Reserve Estimates May Not Be Realized" in Item 7--"Management's Discussion and Analysis of Results of Operations and Financial Condition."

                  PROVEN AND PROBABLE MINABLE RESERVES (1) (2)

-------------------------------------------------------------------------------------------------------------------
                                          DECEMBER 31, 1998                           DECEMBER 31, 1997
                                ---------------------------------------    ----------------------------------------
                                               AVERAGE                                     AVERAGE
                                                GRADE       CONTAINED                        GRADE       CONTAINED
AREA                            ORE TONS       (OZ/TON)     OUNCES (3)      ORE TONS       (OZ/TON)      OUNCES (3)
----                            -----------    ---------    -----------    ------------   ----------    -----------

UNDERGROUND RESERVES
     Turquoise Ridge.......      7,155,800        0.365      2,608,600       7,468,144         0.368      2,747,128
     "N" Zone..............      5,279,800        0.425      2,242,360       3,596,470         0.449      1,615,128
     Getchell Underground..      4,700,900        0.358      1,682,330       5,054,775         0.345      1,743,731
                                ----------                   ---------      ----------                    ---------


Total Underground Reserves.     17,136,500        0.381      6,533,290      16,119,389         0.379      6,105,987
                                ==========                   ---------      ==========                    ---------

SURFACE RESERVES
   Hansen Creek (Sulfide)..         85,500        0.138         11,800          85,500         0.138         11,800
   Section 13..............      1,139,700        0.044         50,240       1,139,700         0.044         50,240
   Stockpile...............        138,500        0.085         11,770         101,256         0.100         10,126
                                ----------                   ---------      ----------                    ---------
Total Surface Reserves           1,363,700        0.054         73,810       1,326,456         0.054         72,166
                                ==========                   ---------      ==========                    ---------


TOTAL PROVEN AND PROBABLE..                                  6,607,100                                    6,178,153
                                                             =========                                    =========


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

(2) Calculated using cut-off grades as follows: sulfide material for 1998 not less than 0.200 per ton for underground reserves and only ore zones that were profitable at $325 gold; sulfide material for 1997 not less than 0.200 ounce per ton for underground reserves except for the Turquoise Ridge "A" zone which is not less than 0.250 ounce per ton; sulfide stockpile material not less than 0.075 ounce per ton; and oxide material not less than 0.010 ounce per ton cyanide soluble.

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

(3) The proven and probable mining ore reserve ounces are "contained" ounces with mining dilution taken into account. Actual ounces expected to be recovered during milling and heap leach processing will be less.

MINES

         Turquoise Ridge Mine. There are two shafts at the Turquoise Ridge mine which provide access to the Turquoise Ridge reserves. One shaft serves as a production/service shaft and the other shaft is a ventilation shaft and emergency escape-way. At December 31, 1998, sinking of the production/service shaft was complete to a depth of 1,850 feet and sinking of the ventilation shaft was complete to a depth of 1,710 feet. Both shafts are temporarily bottomed and being used as intended, although we may further sink these shafts in the future. The unrestricted hoisting capacity of the production shaft is approximately 8,000 tons per day (tpd), and the unrestricted hoisting capacity of the ventilation shaft is approximately 2,500 tpd.

         During 1998 four production and access levels were developed in the mine. The four levels are located on the 900, 1250, 1550 and 1715 foot levels below the surface. Approximately 20,000 feet of excavated development was completed in 1998 which brings the total level and ramp development footage in the mine to approximately 30,000 feet. The primary focus for the majority of the development during 1998 were the 1250 and 1550 levels as well as a ramp system to connect these levels, all of which was done to provide multiple access to the ore body. During 1998 approximately 60,500 tons of development ore and 335,000 tons of waste were hoisted out of the mine.

         We currently estimate that the expected total capital cost for construction required to bring the Turquoise Ridge underground mine into commercial production at its designed capacity of 2,000 tons of ore per day is $120 million. At December 31, 1998, we had spent approximately $114 million. In addition, $8.0 million of mobile equipment had been leased as of December 31, 1998. However, we cannot assure you that the anticipated costs will not exceed $120 million. See "Risk Factors--Certain Turquoise Ridge Mine Risks" in Item 7 below.

         Getchell Underground Mine. The Getchell Underground mine is located immediately west of the Turquoise Ridge mine. Access to the upper ore zone and current work area of this ore body is achieved through two portals located in the west wall of the inactive Main Pit which connect to a series of declines to lower levels. Ore and waste is moved to the surface by truck.

         We principally employ the "drift and fill" mining method in the Getchell Underground mine, which we have determined is appropriate for the ground conditions currently being encountered. This mining method involves mining a section of ore, which is then backfilled with cemented aggregate prior to the mining of the next contiguous section of the ore body. Higher productivity mining methods are currently being used in the Northwest Ore Zones due to better ground conditions there. Two of the higher productivity mining methods currently being used in the Northwest Ore Zones are drift and bench mining and longhole stoping. In 1998 we estimate that we produced 75% of Getchell ore using the drift and fill method, and 25% using higher productivity methods.

PROCESSING FACILITIES AND OPERATIONS

         Mill. We began operating our mill in February 1989. We obtain economic gold recoveries from the sulfide ores on the Getchell Property by a pressure oxidation process known as autoclaving, prior to treatment by conventional carbon-in-leach ("CIL") processes. The mill uses high temperature, high pressure autoclaves to oxidize sulfides in the ore. We believe that autoclaves are presently the most effective available method for milling the Getchell Property sulfide ores.

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

         The mill facility has three separate autoclaves. In December 1997, due to the decline in gold prices, we suspended the milling of low grade stockpile ore and shut down two autoclaves. As additional high grade material from the Getchell and the Turquoise Ridge mines became available during 1998 we added a second autoclave in May 1998, and the third autoclave was started in December 1998. Mill feed for the first quarter of 1999 is estimated to be a combination of 1,500 tons per day from the Getchell Underground mine, 1,000 tons per day from the Turquoise Ridge mine and 700 tons per day from the low grade stockpiles, for a total of 3,200 tons per day. As ramping up of production at the Turquoise Ridge mine increases the ore tonnage during the second quarter of 1999, it will be used to offset the use of the low grade stockpile ore. We are engaged in various mill optimization studies, which investigate the possibility of increasing the mill throughput in the future.

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

         We mined and leached oxide ores from several pits on the Getchell Property from 1985 until December 1997. During 1998 approximately 1,000 ounces of gold were recovered through the heap leaching process. We expect to close the heap leach facility in 1999 and continue environmental reclamation of the facility. Costs for such closure have been included in the estimate for reclamation, for which accruals have been made. Various small oxide deposits are still known to exist on the Getchell Property, but any possible future heap leaching would be done in a newly constructed facility which is not currently planned or permitted.

         Ancillary Facilities And Raw Materials. Oxygen used in the autoclave process is supplied under a long-term agreement by an independent contractor which owns and operates a plant at our mill site. The agreement has a remaining term of approximately six years. Payments for the oxygen totaled $1.6 million in 1998. We purchased supplemental liquid oxygen that was delivered via truck during periods of down time at the oxygen plant and during times of higher mill throughput resulting in oxygen needs exceeding the oxygen plant capacity. Our liquid oxygen purchases were immaterial during 1998.

         An independent utility company provides electricity to us under an electric services agreement. The mill uses reclaimed water pumped from the tailings pond and from the dewatering of the pits and underground mines. Makeup water for the milling process comes from two wells located on the Getchell Property approximately four miles from the mill. A limestone deposit located on the Getchell Property is mined and stockpiled for use in the milling process.

         Other materials necessary in the milling process, such as sodium hydroxide, sulfuric acid, lime, carbon, propane and sodium cyanide are available for purchase from more than one supplier and are hauled by rail and truck to the Getchell Property. These materials may be subject to shortages from time to time, resulting in higher costs. Where practicable, we seek to enter into long term contracts to assure continuing supplies and to minimize costs of such materials.

         We have constructed a tailings dam and pond on 316 acres of land on the Getchell Property. In 1997 we completed an additional lift, thereby increasing the capacity at the tailings pond. Additional lifts to increase capacity will be constructed as needed. The pond is lined with a plastic liner and is designed to accommodate water run-off from a "100-year flood" event and reasonably expected seismic activity for the site.

PRODUCTION

         The following table sets forth selected information about our production data:

                                                                               YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                           1998                         1997
                                                                   ---------------------         --------------------
Ounces of gold sold (1)........................................            159,546                      179,676
Average realized price per ounce...............................               $335                         $361
Cash cost per ounce produced...................................               $321                         $418
Getchell Underground mine:
   Ore mined (dry tons)........................................            419,195                      500,459
   Ore mined per operating day (dry tons)......................              1,184                        1,410
   Average grade of ore mined (ounces per ton).................              0.404                        0.313
Milling:
   Production (ounces).........................................            174,315                      176,967
   Ore milled (dry tons).......................................            591,993                    1,085,099
   Average grade of ore milled (ounces per ton)................              0.328                        0.187
   Ore milled per calendar day (dry tons)......................              1,622                        2,973
   Gold recovery...............................................               90.5%                        87.9%
Leaching:
   Production (ounces) (2).....................................                987                        2,709

--------------------------

(1) In 1998, ounces sold does not include 15,756 ounces of gold sold from the development of Turquoise Ridge for which revenues were offset against the deferred development costs of the project.

(2) Although there was production in 1998 and 1997, no new ore was placed on the heap leach pads in these periods.

The following table sets forth the source and grade of mill feed for the years ended December 31, 1998 and 1997:

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                                       1998                                    1997
                                        -----------------------------------    --------------------------------------
                                                               AVERAGE                                  AVERAGE
                                          DRY TONS              GRADE              DRY TONS              GRADE
                                          PROCESSED         (OZS PER TON)         PROCESSED          (OZS PER TON)
                                        ---------------     ---------------    -----------------    -----------------
Getchell Underground ore............        413,659            0.401                 500,285             0.313
Turquoise Ridge ore ................         59,884            0.319                      --                --
Stockpile ore and other.............        118,450            0.082                 584,814             0.082
                                            -------            -----               ---------             -----

  Total Sulfide Ore.................        591,993            0.328               1,085,099             0.187
                                            =======            =====               =========             =====

SALES AND MARKETING

         During the year ended December 31, 1998, our dore was refined under contract with Metalor USA Refining Corporation ("Metalor") of North Attleborough, Massachusetts, a wholly owned subsidiary of UBS AG. The refined gold was sold to Metalor. We believe that there are a number of potential refiners and purchasers in addition to the one currently being used.

HEDGING ACTIVITIES AND OTHER PRECIOUS METAL CONTRACT COMMITMENTS

         Precious metal contracts consist of spot deferred, forward sales, call option and lease rate swap contracts. We currently use spot deferred and forward sales contracts to mitigate the impact on earnings and cash flows of decreases in gold prices. These transactions have been designated as hedges of the price of future production and are accounted for as such, with the recognition of any gains or losses in sales when the related gold production is delivered. Risk of loss on the spot deferred and forward sales contracts arises from the possible inability of a counterparty to fulfill its obligations under the contracts and from our potential inability to deliver gold, although non-performance by the counterparty to the contracts is not anticipated.

         Spot deferred and forward sales contracts are agreements between a seller and a counterparty whereby the seller commits to deliver a set quantity of gold on an established future date and at an agreed upon price. The established forward price is equal to the spot gold price on the day the agreement is entered into plus "contango." Contango is equal to the difference between the prevailing market interest rate for cash deposits less the gold lease rate, for comparable periods. The contango rate ranged from 3.68% to 3.27% per annum for one-month to twelve-month periods at December 31, 1998.

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

         At December 31, 1998, our outstanding spot deferred contracts were for 380,000 ounces at a projected average price of $318 per ounce. Of these contracts, 155,000 ounces are to be delivered in 1999 at a projected weighted average price of $311 per ounce, 120,000 ounces are to be delivered in 2000 at a projected weighted average price of $321 per ounce and 105,000 ounces are to be delivered in 2001 at a projected weighted average price of $323 per ounce.

         On February 19, 1999 we closed out spot deferred contracts covering 250,000 ounces for cash consideration of approximately $4.7 million. The proceeds will be recorded as deferred revenue and recognized in net sales when the originally designated hedged future gold production is sold.

         Additionally, in November 1997, we entered into a forward sales contract covering the sale of 250,000 ounces of gold along with an option by the counterparty to purchase up to an additional 225,000 ounces of gold, if the gold price equals or exceeds certain price increments. The agreement calls for us to deliver 50,000 ounces of gold on December 31 in each of the years 1998 through 2002 and up to an additional 75,000 ounces of gold in each of the years 2000 to 2002. Delivery in 1998 was at $356 per ounce while delivery in 1999 will be at approximately $355 per ounce and deliveries in 2000 through 2002 will be at approximately $343 per ounce. These projected forward selling prices assume a constant future gold lease rate of 2%. The actual forward prices under the contract are adjusted up or down based on the actual future gold lease rate.

         The option feature of the contract is similar to a written call option in that if the gold spot price equals or exceed certain price increments, we would be required to sell additional ounces of gold at the specified price. If at any time on or between December 27, 1997 and December 27, 2000, the gold spot market price equals or exceeds a price increment, for each price increment equaled or exceeded, we would be required to deliver 15,000 additional ounces of gold at $343 per ounce on December 31 in each of the years 2000, 2001 and 2002. The price increments are $380, $387, $394, $401 and $408. In total, if all five price increments are equaled or exceeded prior to December 27, 2000, we would be required to deliver 75,000 additional ounces at $343 per ounce on December 31 in each of the years 2000, 2001 and 2002. As of February 16, 1999, none of the specified price levels had been reached.

         If any price increment has not been equaled or exceeded prior to or on December 27, 2000 but is equaled or exceeded during the period on or between December 28, 2000 and December 27, 2001, we would be required to deliver, for each increment equaled or exceed, 15,000 ounces of gold at $343 per ounce on December 31, 2001 and 2002. Similarly, if any price increment has not been equaled or exceeded prior to or on December 27, 2001, but is equaled or exceeded during the period on or between December 28, 2001 and December 27, 2002, we would be required to deliver, for each increment equaled or exceed, 15,000 ounces of gold at $343 per ounce on December 31, 2002.

         The premium related to the option feature is included in the forward sales price of the 250,000 ounces of gold. For accounting purposes, the contract sales price of the 250,000 ounces of gold has been allocated between the forward sales component of the contract and the premium for the embedded option. We will recognize the revenue associated with the forward sales component of the contract when the gold is delivered. The option premium portion of the forward sales is deferred, adjusted for changes in the market value of the option, and recognized in earnings when the option expires or is exercised.

         On February 19, 1999 we closed the forward sales contract covering the remaining 200,000 ounces of gold and cancelled the related option to purchase up to an additional 225,000 ounces of gold in exchange for cash consideration of approximately $3.3 million. The amount received, adjusted for the value of the option cancelled and the deferred cost associated with the forward sales contract will be recorded as deferred revenue. The resulting deferred revenue of approximately $2.6 million will be recognized in net sales when the originally designated hedged future gold production is sold.

         At December 31, 1998, we had outstanding European call option contracts for 40,000 ounces of gold at a price of $309 per ounce which expire in 1999. European call option contracts are agreements between a seller and a counterparty whereby the counterparty has the right, but not the obligation, to buy gold from the seller at a predetermined date. The counterparty pays a premium for this right. The fair market value of premiums received are deferred until the option expires or the related transaction occurs at which time the deferred amounts are recognized as income. Risk of loss on European call option contracts exists if we are unable to deliver the required quantity of gold and the market price were to exceed the exercise price of the option on the date designated in the contract.

         Our accounting treatment for hedging and other precious metal contract commitments is outlined in Notes 2 and 3 to our consolidated financial statements included in Item 8-- "Financial Statements and Supplementary Data."

GOVERNMENT REGULATION

         Safety. Our mining operations are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA. It is our policy to comply with applicable directives and regulations of MSHA and OSHA.

         On February 15, 1999, a mine site accident involving the Turquoise Ridge mine's underground compressed air system resulted in the death of one of our employees. We have notified the appropriate state and federal safety authorities and we expect, as required by federal law, the accident will be investigated by MSHA. At this time, the results of this investigation are unknown.

          Current Environmental Laws And Regulations. We must comply with environmental standards, laws and regulations which may entail greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. These requirements include regulations under:

         o the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances;

         o the Endangered Species Act ("ESA") which identifies endangered species of plants and animals and regulates activities to protect these species and their habitats;

         o    the Clean Water Act;

         o    the Clean Air Act;

         o the Resource Conservation and Recovery Act for disposal of hazardous waste ("RCRA");

         o    the Migratory Bird Treaty Act;

         o    the Safe Drinking Water Act;

         o    the Emergency Planning and Community Right-to-Know Act;

         o    the Federal Land Policy and Management Act;

         o    the National Environmental Policy Act;

         o    the National Historic Preservation Act; and

         o    many other state and federal laws and regulations.

         The United States Environmental Protection Agency ("EPA") continues the development of a solid waste regulatory program specific to mining operations such as ours, whose mineral extraction and beneficiation wastes are not regulated as hazardous wastes under RCRA.

         Environmental laws and regulations may also have an indirect impact on us, such as increased cost for electricity due to acid rain provisions of the Clean Air Act Amendments of 1990. Charges by refiners to which we sell our metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. We have no control over the refiners' operations or their compliance with environmental laws and regulations.

         Potential Legislation. Several recent legislative developments have affected or may in the future affect the cost of and the ability of mining claimants to use the Mining Law of 1872, as amended (the "General Mining Law"), to acquire and use federal lands for mining operations. Since October 1994, a moratorium has been imposed on processing new patent applications for mining claims. This moratorium should not affect the status of the patent applications we made under the General Mining Law before the moratorium was imposed. Also, since 1993, a rental or maintenance annual fee of $100 per claim has been imposed by the federal government on unpatented mining claims in lieu of the prior requirement for annual assessment work. During the last several Congressional sessions, bills have been repeatedly introduced in the U.S. Congress which would supplant or radically alter the General Mining Law. As of February 23, 1999, no such bills have been passed.

         Such bills have proposed, among other things, to:

         o permanently eliminate or greatly limit the right to a mineral patent;

         o    impose royalties; and

         o impose new federal reclamation, environmental control and other restoration requirements.

         Royalty proposals have ranged from a 2% royalty on "net profits" from mining claims to an 8% royalty on modified gross income/net smelter returns. If enacted, such legislation could substantially impair the ability of companies to economically develop mineral resources on federal lands. The extent of the changes, if any, which may be made by Congress to the General Mining Law is not presently known, and the potential impact on us as a result of future Congressional action is impossible to predict. Although a majority of our existing mining operations occur on private or patented property, the proposed changes to the General Mining Law could adversely affect our ability to economically develop mineral resources on federal lands. We dispose of overburden and beneficiation wastes on both private and federal lands. We also conduct exploration activities on both private and federal lands.

         Other legislative initiatives relating to environmental laws potentially applicable to mining include proposals to substantially alter CERCLA, the Clean Water Act, Safe Drinking Water Act, and the ESA, bills which introduce additional protection of wetlands and various initiatives to increase the regulatory control over exploration and mining activities. Adverse developments and operating requirements resulting from these initiatives could substantially impair our economic ability, as well as others, to develop mineral resources. Because none of these bills have passed and because revisions to current versions of these bills could occur prior to passage, we do not know the potential impact of such legislative initiatives.

ENVIRONMENTAL MATTERS AND SAFETY

         Environmental Liability. We are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of our mineral exploration, development and production.

         The gold ore located on the Getchell Property and the existing tailings ponds and waste dumps located on the Getchell Property contain relatively high levels of arsenic compounds, and the milling of such ore involves the use of other toxic substances, including, but not limited to, sodium cyanide, sodium hydroxide, sulfuric acid and nitric acid.

         Environmental liability also may result from mining activities conducted by others prior to our ownership of a property. Historic mining disturbances, facilities, waste materials and other discrete areas of potential contamination associated with gold, tungsten, and molybdenum production between 1937 and 1969 by previous owners and operators are encompassed within the area of the Getchell Property. Under CERCLA and other federal, state and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property or other property to which such substances may have migrated. Such laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with our current or prior ownership or operation of property or facilities, we may be potentially liable for any such costs or liabilities. Although we are currently not aware of any material environmental claims pending or threatened against us, we cannot assure you that a material environmental claim will not be asserted against us.

         We have undertaken to restore certain areas of historic disturbance and contamination in conjunction with current mining operations and we have incorporated such restoration into our state permits in coordination with the federal land management agency. This restoration will not necessarily result in removal of all hazardous substances located on the Getchell Property nor will it relieve us of all potential liability for such substances under CERCLA or similar laws.

         To the extent we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on us. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) because it is not generally available at a reasonable price.

         Environmental Permits. All of our exploration, development and production activities are subject to regulation under one or more of the various state and federal environmental laws and regulations. Many of the regulations require us to obtain permits for our activities.

         We maintain permits required for our facilities and operations which provide for ongoing compliance and monitoring. Some of the permits include:

         o    Bureau of Land Management Plan of Operations No. N24-87-003P;

         o    EPA Hazardous Waste Facility No. NVD986774735;

         o Nevada water pollution control permits NEV86014 (for mining and mineral processing) and NEV95113 (for excess mine water disposal);

         o    Nevada reclamation permits 0105 and 0148; and

         o    Nevada class II air quality permit AP1041-0292.

         We must update and review our permits from time to time, and we are subject to environmental impact analyses and public review processes prior to approval of the additional activities. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically re-evaluated at that time.

         Environmental Compliance and Capital Costs. With respect to our operations and its compliance with federal, state and local regulations relating to the discharge of material into the environment, or otherwise relating to the protection of the environment, we estimate that we spent capital expenditures of approximately $2.4 million in 1998 including $1.2 million on the mill facility, $1.0 million on the tailing facilities and $0.2 million on other facilities. We estimate that we will spend approximately $1.4 million of capital expenditures for environmental compliance in 1999, primarily at the mill facility.

         Restoration. We accrue expenses over the productive life of our mine for anticipated costs associated with restoration of the mine site. Activities which result in restoration costs include the permanent closure of mining and milling operations and reclamation of disturbed land to a productive use. This includes restoration of historic and current mining and milling operations and associated land disturbances. Restoration takes place concurrently with and after the productive life of mining operations. Activities which result in restoration costs after permanent closure and reclamation primarily relate to monitoring and other post mining management activities.

         The uncertainties related to future restoration costs result from unknown future additional regulatory requirements, new facilities or surface disturbances, and the potential for recognition in the future of additional activities needed for restoration. The technologies for restoration are evolving. We conduct periodic review of the activities and costs for restoration, and consequent adjustments to the ongoing accrual. We have programs for evaluating various restoration technologies during mining and milling operations. We have begun restoration of the Getchell Property, conduct concurrent restoration and anticipate an ongoing program of concurrent restoration over the productive life of the mining operations. Our restoration activities have included regrading, fertilizing, mulching, seeding, live planting, monitoring and restoration research.

         In accordance with applicable state and federal laws, we have posted a reclamation bond of $4.5 million in 1998 based on previously permitted activities. This bonding amount was under normal periodic review with state and federal agencies and is expected to be revised in 1999. As of December 31, 1998, the total estimated restoration costs for the current disturbances on the Getchell Property were $5.4 million. At December 31, 1998, the total estimated restoration costs at the planned future full level of development were $8.7 million, of which we had accrued $2.8 million at December 31, 1998. The amount of total estimated restoration costs will increase over time as the planned future full level of development is approached. Additional increases may occur as expanded mining and mineral processing activities are proposed and regulatory requirements become more stringent or additional requirements are added.

         Safety. We incurred compliance costs of $1.3 million during the year ended December 31, 1998, related to safety department operations, safety training and industrial hygiene.

EMPLOYEES

         At December 31, 1998, we had 590 employees, none of which were unionized.

         We face competition from other mining companies in connection with the recruitment and retention of qualified employees. We maintain an ongoing evaluation of the labor market for qualified mining industry employees.

ITEM 3.  LEGAL PROCEEDINGS

         There are material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the American Stock Exchange under the symbol "GGO." Provided in the table below are the high and low recorded prices of our common stock on the American Stock Exchange. No dividends have been declared since our initial public offering in May 1988, and dividends are not anticipated for the foreseeable future. We intend to retain earnings to support current operations and to fund exploration and development projects. There were approximately 3,818 stockholders of record as of February 23, 1999.

                                1997                                     High        Low
                                ----                                     ----        ---
First Quarter........................................................      $51.50     $32.00
Second Quarter.......................................................      $43.50     $34.25
Third Quarter........................................................      $41.00     $29.38
Fourth Quarter.......................................................      $42.25     $19.50

                                1998
                                ----
First Quarter........................................................      $26.50     $17.25
Second Quarter.......................................................      $26.00     $14.44
Third Quarter........................................................      $21.25     $ 8.88
Fourth Quarter.......................................................      $29.69     $14.13

                                1999
                                ----
First Quarter  (through February 23, 1999)...........................      $32.19     $25.63

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE)


                                                                                                                Six Months
                                                                         Year Ended December 31,                   Ended
                                                          ---------------------------------------------------   December 31,
FOR THE PERIODS ENDED:                                         1998            1997              1996              1995
                                                          ---------------  ----------------  ---------------- ----------------
Sales                                                     $       53,471   $        64,797   $        67,878  $        34,425
                                                          ===============  ================  ================ ================

Income (loss) before cumulative effect
     of change in accounting principle                    $      (11,452)  $       (19,427)  $       (13,952) $        (5,027)
Cumulative effect of change in
     accounting principle                                              -                 -                 -                -
                                                          ---------------  ----------------  ---------------- ----------------
Net income (loss)                                         $      (11,452)  $       (19,427)  $       (13,952) $        (5,027)
                                                          ===============  ================  ================ ================

Income (loss) per share - basic and diluted:
     Before cumulative effect of change
          in accounting principle                         $        (0.38)  $         (0.73)  $         (0.54) $         (0.25)
     Cumulative effect of change in
          accounting principle                                         -                 -                 -                -

                                                          ---------------  ----------------  ---------------- ----------------
     Net income (loss)                                    $        (0.38)  $         (0.73)  $         (0.54) $         (0.25)
                                                          ===============  ================  ================ ================

AT END OF PERIOD:
Total assets                                              $      302,560   $       241,887   $       208,808  $       210,493
Long-term debt, including current portion                 $       28,799   $        27,057   $        25,336  $        23,783
Stockholders' equity                                      $      238,294   $       179,895   $       151,222  $       164,264


                                                                  Year Ended June 30,
                                                          --------------------------------
FOR THE PERIODS ENDED:                                         1995              1994
                                                          ----------------- --------------
Sales                                                     $       71,485    $      95,150
                                                          ================= ==============

Income (loss) before cumulative effect
     of change in accounting principle                    $      (18,357)   $       4,299
Cumulative effect of change in
     accounting principle                                              -            1,350
                                                          ----------------- --------------
Net income (loss)                                         $      (18,357)   $       5,649
                                                          ================= ==============

Income (loss) per share - basic and diluted:
     Before cumulative effect of change
          in accounting principle                         $        (1.01)   $        0.24
     Cumulative effect of change in
          accounting principle                                         -             0.07
                                                          ----------------- --------------
     Net income (loss)                                    $        (1.01)   $        0.31
                                                          ================= ==============

AT END OF PERIOD:
Total assets                                              $       85,120    $      88,747
Long-term debt, including current portion                 $       40,900    $      29,339
Stockholders' equity                                      $       31,744    $      49,719

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with Item 8 - "Financial Statements and Supplementary Data."

         The information set forth in this discussion and analysis includes "forward looking statements" within the meaning of Section 21E of the Exchange Act and is subject to the safe harbor created by that section. Factors that realistically could cause results to differ materially from those projected in the forward looking statements are set forth in "Risk Factors."

         On December 11, 1998, we entered into an Agreement and Plan of Merger with Placer Dome Inc., a Canada-based, international gold mining company, and Bullion Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Placer Dome, pursuant to which Bullion Acquisition will be merged with and into us, with us surviving the merger and becoming a wholly owned subsidiary of Placer Dome. Under the terms of the merger agreement, each issued and outstanding share of our common stock, other than shares owned by Placer Dome or us, will be converted into 2.45 shares of Placer Dome's common stock. The merger is subject to various regulatory approvals and other conditions. We currently expect the merger to be consummated in April 1999.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

         Our financial results were a net loss of $11.5 million ($0.38 per share) for the year ended December 31, 1998 compared with a net loss $19.4 million ($0.73 per share) in 1997 and a net loss of $14.0 million ($0.54 per share) in 1996. Lower operating, exploration and interest expenses more than offset lower net sales for 1998 as compared to 1997 and 1996.

         Sales revenue of $53.5 million in 1998 was down from $64.8 million and $67.9 million in 1997 and 1996, respectively. We hedged a portion of our production in all three years, which resulted in higher realized prices than the average market prices.

                                           Year Ended December 31,
                                   ----------------------------------------
                                       1998           1997         1996
                                   ------------    ----------   -----------
Ounces of gold sold                  159,546*       179,676       171,343
Average realized price per ounce        $335           $361         $396
Average market price per ounce          $293           $328         $387

* Does not include 15,756 ounces of gold sold from the development of Turquoise Ridge for which the revenues were offset against the deferred development costs of the project.

         The effects of the changes in the average realized price per ounce and the annual ounces of gold sold on sales revenues between years are reflected in the following table (in millions):


                                                         1998               1997
                                                          vs.                vs.
                                                         1997               1996
                                                     -------------      -------------
Increase (decrease) in net sales due to:

         Change in price per ounce of gold sold      $      (4.6)      $       (6.1)
         Change in ounces of gold sold               $      (6.7)      $        3.0
                                                     -----------       ------------
               Total change in net sales             $     (11.3)      $       (3.1)
                                                     ===========       ============

         Except as described above, inflation and changing prices have not had a material effect on our net sales or loss from operations in 1998, 1997 or 1996.

         The decrease in the ounces sold in 1998 as compared to 1997 and 1996 resulted from our December 1997 decision to suspend the use of two of the three autoclaves in the mill until the production of higher grade ore was sufficient to operate the second and third autoclaves. In 1998, we only processed low grade stockpile ore as a supplement to the higher grade ores in filling a complete autoclave, whereas in 1997 and 1996 we operated all three autoclaves, regardless of how much low grade stockpile ore was used. The increase in the ounces sold in 1997 as compared to 1996 resulted from improvements in the underground mining operations, which improved the overall grade of ore milled.

         Mill feed for 1998 consisted of approximately 80% Getchell Underground ore and Turquoise Ridge development ore compared to approximately 46% and 38% of Getchell Underground ore in 1997 and 1996, respectively, improving the grade of the ore milled. The gold recovery rate increased in 1998 over 1997 and 1996 as a result of a fine-grind plant that was added to the mill in December 1997.

                                                             Year Ended December 31,
                                                   -------------------------------------------
                                                       1998            1997           1996
                                                   ------------    ------------   ------------
Ore milled (dry tons)                                591,993        1,085,099      1,119,547
Average grade of ore milled (ounces per ton)           0.328            0.187          0.162
Gold recovery                                           90.5%           87.9%          88.7%

         Ore production from the Getchell Underground mine decreased in 1998 compared to 1997 due to the December 1997 decision to focus production at the Getchell Underground mine on the higher grade Northwest Ore Zones; resulting in the increase in the average grade of ore mined. The increased underground ore production at the Getchell Underground mine in 1997 as compared to 1996 was principally the result of the introduction of long-hole stoping in certain parts of the Getchell Underground mine in the first quarter of 1997.

                                                                   Year Ended December 31,
                                                         -------------------------------------------
                                                             1998            1997           1996
                                                         ------------    ------------   ------------
Getchell Underground ore mined (tons)                      419,195         500,459        424,156
Getchell Underground ore mined per operating day (tons)      1,184           1,410          1,188
Average grade of ore mined (ounces per ton)                  0.404           0.313          0.302

         Cost of sales was $63.4 million in 1998, down from $86.3 million in 1997 and $78.8 million in 1996, and cash costs per ounce produced were $321, $418 and $402 for the three periods, respectively. On a cash cost and cash cost per ounce basis, milling, mining and mine site general and administrative ("G&A") costs were lower in 1998 as compared to 1997 and 1996. Decreases in underground mining and milling costs were related to lower production levels in 1998 versus 1997 and 1996. Decreases in underground mining costs also reflected improved mining practices and lower maintenance expenses. Milling and mine site G&A costs expensed were lower in 1998 compared to 1997 and 1996 reflecting the capitalization of the portion of costs associated with the Turquoise Ridge mine while development ore was being processed. Cost of sales includes higher depreciation and depletion expense in 1998 as compared to 1997 and 1996 reflecting the addition of assets during 1996 and 1997, mostly at the mill and in the Getchell Underground operation.

         Corporate G&A costs were $5.2 million in 1998 versus $5.5 million in 1997 and $4.7 million in 1996. The higher corporate G&A costs in 1997 over 1998 and 1996 was primarily due to $0.8 million of non-cash compensation expense associated with the grant in February 1997 of stock appreciation rights ("SARS") for certain corporate executives and key employees. Our Board of Directors authorized the granting of these SARS under our 1996 Long Term Equity Incentive Plan with respect to 75,983 shares at a weighted average option price of $8.21 per share. Compensation with respect to stock appreciation rights is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of our common stock. Accordingly, our quarterly financial results since December 1997 reflect additional compensation expense if the market price of the common stock increases from the end of the preceding quarter or an offset to compensation expense if such market price decreases from the end of the preceding quarter. The non-cash compensation expense charged to Corporate G&A in 1998 totaled $0.1 million. The Corporate G&A costs in 1998 also include $0.9 million of expenses associated with the proposed merger with Placer Dome.

         Exploration expenses totaled $0.8 million in 1998, $1.5 million in 1997 and $3.6 million in 1996. Lower exploration expenses in 1998 than in 1997 and 1996 reflected our current focus on the delineation and expansion of known ore zones, for which drilling expenditures are capitalized.

          Net interest expense was $0.7 million in 1998 compared to $0.8 million in 1997 and $1.1 million in 1996. Net interest expense has decreased from 1996 through 1998 as a result of capitalized interest associated with our current development project, Turquoise Ridge.

         Interest and other income of $4.2 million in 1998 compared to $4.1 million in 1997 and $5.4 million in 1996. Other income in 1998 included $1.5 million of gains on call option contracts outstanding at December 31, 1998, which were marked to market. Interest income in 1998 of $2.5 million was lower than interest income of $3.8 million in 1997 and $5.1 million in 1996 due to lower cash and cash equivalent balance in 1998 compared to 1997 and 1996.

         Based upon a settlement negotiated with the Internal Revenue Service in the fourth quarter of 1998, we recorded a tax benefit of $0.9 million representing the excess of the amount we had previously accrued for the IRS's claim over the settlement amount. Completion of the 1996 tax return in the fall of 1997 and long-range tax planning undertaken in the fourth quarter of 1997 indicated that it is more likely than not that we will be able to utilize a larger portion of our federal net operating loss carryforwards than previously estimated. As a result, we adjusted the valuation allowance for deferred tax assets and recorded a tax benefit of $5.9 million in the fourth quarter of 1997. A $0.9 million tax benefit was recognized on the pretax loss in the first quarter of 1996 based upon tax planning strategies and estimates of future operations.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $0.7 million in 1998 as compared to cash used in operations of $9.1 million in 1997 and cash provided by operations of $1.8 million in 1996. The differences resulted primarily from reduced operating losses.

         Cash used for investing activities increased in 1998 to $77.9 million from $66.8 million in 1997 and $51.7 million in 1996 primarily due to increased capital expenditures related to the Turquoise Ridge mine.

         Cash provided by financing activities was $62.4 million in 1998 as compared to cash provided by financing activities of $46.0 million in 1997 and cash used in financing activities of $0.6 million in 1996. We received $69.7 million in net proceeds from a public offering of our common stock in March 1998 compared to $47.7 million received from a public offering of our common stock in March 1997. The principal balance of the our promissory note to ChemFirst was $28.7 million at December 31, 1998. Interest on this note is accrued and compounded for a period selected by us. Principal and all accrued interest is due on September 22, 2000 or upon a change in control of Getchell Gold. The proposed merger with Placer Dome would constitute a change in control.

         Cash and cash equivalents at December 31, 1998 were $18.1 million. We estimate that we will require approximately $30 million for capital expenditures in 1999 related to the Turquoise Ridge and Getchell mines, mill improvements, equipment and exploration and development drilling.

         We intend to finance these expenditures with our cash resources as well as cash provided by our operating activities. Any shortfall in funds required to meet these needs may be supplemented by additional funds raised through external equity or debt financing. However, there can be no assurance that such financing will be available on a timely basis or on favorable terms, if at all. In the event that such financing is not obtained on a timely basis, we would be forced to delay certain expenditures.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We have not completed an assessment of the impact of SFAS 133 on our financial statements because of the complex nature of the statement.

         In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. We estimate the adoption of SOP 98-5 will result in an approximate $5 million charge in the first quarter of 1999 as the cumulative effect of a change in accounting principle. This charge reflects the costs, net of revenues, incurred in 1998 in the production of development ore from the Turquoise Ridge mine. Such costs include costs of mining, milling, minesite general and administrative, royalties and depreciation and depletion.

THE YEAR 2000 ISSUE

The Problem
         The Year 2000 issue is the result of the inability of hardware, software and control systems to correctly identify two-digit references to specific years, beginning with the year 2000. This could result in system failures or miscalculations causing disruptions of our operations and our suppliers.

Our State of Readiness
         We have instituted a Year 2000 project. As a part of the project, we have completed an initial evaluation of our computer systems and significant software programs. This evaluation included our network hardware and operating system, software operating the hoists at Turquoise Ridge, the control system at the mill and accounting and business process software. We currently believe that our network hardware and operating system, software operating the hoists at Turquoise Ridge and accounting and business process software are all Year 2000 compliant. The control system at the mill, and other less critical hardware and software, require further evaluation, which we expect to complete by the end of the second quarter of 1999. Our less critical software programs are predominantly "off-the-shelf" products with Year 2000 versions now available. Therefore, if the software programs are not Year 2000 compliant, we will replace these software programs by utilizing vendor provided upgrades by the end of the third quarter of 1999. Based on work performed to date, no material issues have been identified with our existing computer systems and significant software programs. However, subsequent work may lead to discovery of material issues.

         As part of our Year 2000 project, we plan to contact our significant third-party suppliers, such as our refiners and suppliers of power, oxygen and chemicals, to determine the extent to which we are vulnerable to our refiner's or supplier's failure to remediate their Year 2000 issues. We plan to complete the contacts by the end of the second quarter 1999. However, we cannot assure that third-party suppliers will adequately address their Year 2000 issues or that failure of the third-party suppliers to address their Year 2000 issues would not have a material adverse effect on us or our operations.

The Costs to Address Our Year 2000 Issues
         Expenditures through December 31, 1998 have been minimal. Based upon the findings at December 31, 1998, our estimated costs of becoming Year 2000 compliant are less than $0.1 million.

The Risks Associated with Our Year 2000 Issues
         Our failure to resolve Year 2000 issues on or before December 31, 1999 could result in system failures or miscalculation causing disruption in operations and normal business activities as well as a lack of safety for our employees. Additionally, failure to timely remediate Year 2000 issues by third parties upon whom our business relies could result in disruptions in our supply of parts and materials or result in other problems related to our daily operations.

Contingency Plan
         We are currently working on a contingency plan for all critical aspects of the Year 2000 issues and plan to have such a plan completed by the second quarter of 1999.

RISK FACTORS
         Readers should carefully consider the risk factors set forth below; as well as all of the other information in this document.

GOLD PRICE VOLATILITY

         Changes in the price of gold significantly affect our profitability. Gold prices may fluctuate widely. In August 1998, the market price of gold declined to levels that were the lowest in over eighteen years and has remained below $300 for most of 1998.

         Numerous industry factors affect gold prices, including:

         o   industrial and jewelry demand;

         o   central bank lending, sales and purchases of gold;

         o   forward sales of gold by producers and speculators;

         o   production and cost levels in major gold-producing regions; and

         o rapid short-term changes in supply and demand because of speculative or hedging activities.

         Gold prices are also affected by macroeconomic factors, including:

         o   confidence in the global monetary system;

         o   expectations of the future rate of inflation;

         o the strength of, and confidence in, the U.S. dollar (the currency in which the price of gold is generally quoted) and other currencies;

         o   interest rates; and

         o   global or regional political or economic events.

         The current demand for, and supply of, gold affects gold prices. The supply of gold consists of a combination of new production from mining and mobilization of existing stocks of bullion held by government central banks, public and private financial institutions, industrial organizations and private individuals. As the amounts produced by all producers in any single year constitute a small portion of the total potential supply of gold, normal variations in current production do not usually have a significant impact on the supply of gold or on its price. Mobilization of gold stocks held by central banks through lending and official sales may have a significant adverse impact on the gold price. If revenue from gold sales declines for a substantial period below the cost of production at any or all of our operations, we could be required to reduce our reserves and could determine that it is not economically feasible to continue (1) commercial production at any or all current operations or (2) the development of some or all of our current projects.

         The following table of the annual high, low and average London P.M. Fix illustrates the volatility of gold prices:

                                                                                PRICE PER OUNCE
CALENDAR YEAR                                                     HIGH                 LOW              AVERAGE
-------------                                                     ----                 ---              -------
1989.................................................             $416                $356                $381
1990.................................................             $424                $346                $383
1991.................................................             $403                $344                $362
1992.................................................             $360                $330                $344
1993.................................................             $406                $326                $360
1994.................................................             $396                $370                $384
1995.................................................             $396                $372                $384
1996.................................................             $415                $367                $388
1997.................................................             $367                $283                $331
1998 ................................................             $313                $273                $294
1999 (through February 23, 1999).....................             $291                $284                $287

         The London P.M. Fix on February 23, 1999, was $287 per ounce.

ORE RESERVE ESTIMATES MAY NOT BE REALIZED

         We estimate our reserves of gold on the Getchell Property as either "proven reserves" or "probable reserves." We estimate proven reserve quantities through extensive sampling and testing of sites containing gold that allow us to have an established estimate as to the amount of gold we expect to extract from a site. Probable reserves are computed with similar information to that used for proven reserves, but the sites for sampling are less extensive, and the degree of certainty as to the content of a site is less. The figures presented for both proven and probable reserves herein are only estimates. We cannot assure you that we will obtain (1) indicated levels of gold recovery or (2) the prices assumed in determining gold reserves. Estimated reserves may have to be recalculated based on actual production experience. Market price fluctuations of gold, as well as increased production costs or reduced recovery rates, may render the present proven and probable reserves unprofitable to develop at a particular site or sites for certain periods of time. This could cause us to reduce our reserves.

PRODUCTION ESTIMATES MAY NOT BE ACHIEVED

         We prepare estimates of future production for our operations. We develop plans based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics) and estimated rates and costs of mining and processing. Our actual production may vary from estimates for a variety of reasons, including:

         o    risks and hazards of the types discussed in this section;

         o actual ore mined varying from estimates of grade, tonnage, dilution and metallurgical and other characteristics;

         o the short-term operating factors relating to the ore reserves, such as the need for sequential development of ore bodies and the processing of new or different ore grades;

         o    mine failures, cave-ins or equipment failures;

         o natural phenomena such as inclement weather conditions, floods, and earthquakes;

         o    unexpected labor shortages or strikes; and

         o    restrictions or regulations imposed by government agencies.

         Each of these factors also applies to sites not yet in production and to operations that are to be expanded. In these cases, we do not have the benefit of actual experience in our estimates, and there is a greater likelihood that actual results will vary from the estimates.

SPECULATIVE NATURE OF GOLD EXPLORATION

         Gold exploration is highly speculative in nature. Our exploration projects involve many risks and frequently are unsuccessful. We cannot assure you that our future gold exploration efforts will be successful. Success in increasing our reserves is the result of a number of factors, including the following:

         o    quality of management;

         o    geological and technical expertise;

         o    quality of land available for exploration; and

         o    capital available for exploration and development.

         Once we discover a site with gold mineralization, it may take several years from the initial phases of drilling until production is possible. Substantial expenditures are required to establish proven and probable ore reserves and to construct mining and processing facilities. As a result of these uncertainties, we cannot assure you that current and future exploration programs will result in the expansion or replacement of current production with new proven and probable ore reserves.

UNCERTAINTY OF DEVELOPMENT PROJECTS

         From time to time we engage in the development of new ore bodies. Specific risks associated with our development of the Turquoise Ridge mine are discussed below. See "Certain Turquoise Ridge Mine Risks." Our ability to sustain or increase our present level of gold production is dependent in part on the successful development of such new ore bodies and/or expansion of existing mining operations. The economic feasibility of such development projects is based upon many factors, including:

         o    estimates of reserves;

         o    metallurgical recoveries;

         o    capital and operating costs of such projects; and

         o    future gold prices.

Development projects are also subject to the successful completion of feasibility studies, issuance of necessary governmental permits and receipt of adequate financing.

         Development projects have no operating history upon which to base estimates of future cash flow. Our estimates of proven and probable ore reserves and cash operating costs are, to a large extent, based upon detailed geologic and engineering analysis. We also conduct feasibility studies which derive estimates of capital and operating costs based upon many factors, including:

          o    anticipated tonnage and grades of ore to be mined and processed;

          o    the configuration of the ore body;

          o    ground and mining conditions;

          o    expected recovery rates of the gold from the ore; and

          o    anticipated environmental and regulatory compliance costs.

         It is possible that actual costs and economic returns may differ materially from our best estimates. It is not unusual in the mining industry for new mining operations to experience unexpected problems during the start-up phase and to require more capital than anticipated.

CERTAIN TURQUOISE RIDGE MINE RISKS

         The Turquoise Ridge mine involves numerous risks. These include the following:

         Reserves. We cannot assure that we will actually mine and mill the probable reserves set forth in our reserve reports for the Turquoise Ridge mine on an economic basis. These reports are based upon many assumptions, which may not prove to be accurate. The failure of any such assumptions to prove accurate may alter the conclusions of our reserve reports and may have a material adverse affect on us. The reserve estimates were prepared using geological and engineering judgment based on available data. In the absence of underground development, such estimates must be regarded as imprecise and some of the assumptions made may later prove to be incorrect or unreliable. The grade distribution at Turquoise Ridge is generally between 0.2 to 0.75 ounces per ton.

Small changes in cutoff grade can cause large shifts in the reserves. If dilution and/or mining costs related to hydrology or poor ground conditions are higher than expected, the reserves could be substantially reduced, resulting in a shortening of mine life and a reduced or negative cash flow.

         Dilution. Our reserve reports estimated the tonnage and grade of the mill feed by applying dilution factors to certain resource data. The dilution agents are backfill, waste from the back of overcut crosscuts and drifts, and from the walls. If estimated dilution increases, there will be corresponding negative effects on the tonnage and grade to mill. This risk is related to the irregular configuration of the ore body which, even with the tight cut-and-fill stoping method used, could make achievement of a dilution thickness of one foot impossible to achieve in practice.

         Mining Cost. As part of the project risk assessment, sensitivities were run on various mining costs. Due to uncertainties about actual ground conditions and productivities, these costs are only predictable within a broad range and the predictions may not be valid. Increased actual mining costs may have a material adverse effect on the viability of the Turquoise Ridge project and on us.

         Hydrology. Drainage of the ore body and surrounding rock will be critical to the achievement of the mining efficiencies and costs estimated by the study. If the deposit is not drained and water remains in this clay-rich environment, mining conditions could worsen, and ground support costs would increase. If, due to the presence of fine clays, the deposit drains slowly, the start of production may be delayed, and the build-up to full production may be of longer duration. Additionally, depending upon the quantity and quality of water encountered, the water treatment/disposal options presently available to us may be insufficient to meet estimated amounts needed to treat water pumped from Turquoise Ridge during dewatering. Currently, the infiltration basins are accepting and disposing of all water delivered from both the Getchell Underground and the Turquoise Ridge mines.

         Geotechnical Considerations. The Turquoise Ridge ore zones may contain areas of localized poor ground conditions. As a result, we may be required to make expenditures on additional ground support.

DEPENDENCE ON A SINGLE PROPERTY

         All of our revenues are derived from our mining and milling operations at the Getchell Property. If the operations at the Getchell Underground or Turquoise Ridge mines, or at any of our processing facilities, are reduced, interrupted or curtailed, our ability to generate future revenues and profits could be materially adversely affected.

IMPACT OF HEDGING ACTIVITIES AND OTHER PRECIOUS METAL CONTRACT COMMITMENTS

         Precious metals contracts between us and various counterparties involve the requirement that we deliver gold to the counterparty at agreed-upon prices. If the counterparty is unable to fulfill its purchase obligations, there is no guarantee that we will be able to receive the agreed-upon sales price in the open market. If we are unable to produce sufficient gold to meet our hedging contract obligations, we may be obligated to purchase such gold at the then market price. We cannot assure that we will have the funds necessary to purchase such gold or that we will be able to do so without causing a material adverse effect on us.

         Our accounting treatment for hedging and other precious metal contract commitments is outlined in Notes 2 and 3 to our consolidated financial statements included in Item 8 "-Financial Statements and Supplementary Data." See also Item 7 "-Management's Discussion and Analysis of Market Risk."

DEPENDENCE ON KEY PERSONNEL

         We are dependent on the services of certain key officers and employees, including our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer, our Chief Administrative Officer and our Vice President of Exploration. Competition in the mining industry for qualified individuals is intense, and the loss of any of these key officers or employees, if not replaced, could have a material adverse effect on us. We currently do not have key person insurance. We have entered into Termination Agreements with our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Administrative Officer and Vice President of Exploration which provide for certain payments upon termination or resignation resulting from a change of control (as defined in such agreements).

         In connection with the development of Turquoise Ridge, we expect that we will require a significant number of additional skilled employees. We face intense competition from other mining companies in connection with the recruitment and retention of such employees. Additionally, although we do not currently have any unionized employees, we cannot assure that unionization will not occur in the future.

GOVERNMENT REGULATION

         Safety. Our mining operations are subject to inspection and regulation by the Mine Safety and Health Administration of the United States Department of Labor ("MSHA") under the provisions of the Mine Safety and Health Act of 1977. The Occupational Safety and Health Administration ("OSHA") also has jurisdiction over safety and health standards not covered by MSHA. It is our policy to comply with applicable directives and regulations of MSHA and OSHA.

         On February 15, 1999, a mine site accident involving the Turquoise Ridge mine's underground compressed air system resulted in the death of one of our employees. We have notified the appropriate state and federal safety authorities and we expect, as required by federal law, the accident will be investigated by MSHA. At this time, the results of this investigation are unknown.

         Current Environmental Laws and Regulations. We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how stringently the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. These requirements include regulations under many state and federal laws and regulations, including:

         o the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") which regulates and establishes liability for the release of hazardous substances;

         o    the ESA;

         o    the Clean Water Act;

         o    the Clean Air Act;

         o    RCRA;

         o    the Migratory Bird Treaty Act;

         o    the Safe Drinking Water Act;

         o    the Emergency Planning and Community Right-to-Know Act;

         o    the Federal Land Policy and Management Act;

         o    the National Environmental Policy Act; and

         o    the National Historic Preservation Act.

         The EPA continues the development of a solid waste regulatory program specific to mining operations such as ours, whose mineral extraction and beneficiation wastes are not regulated as hazardous wastes under RCRA.

         Regulations promulgated under Section 313 of the Emergency Planning and Community Right to Know Act have significantly expanded Toxic Release Inventory ("TRI") reporting requirements to include the metal mining industry. We expect to incur additional costs in complying with the new TRI reporting requirements. The public availability of the TRI reports, which must be filed with the EPA by July 1, 1999, could adversely affect us, along with the rest of the metal mining industry.

         Environmental laws and regulations may also have an indirect impact on us, such as increased cost for electricity due to acid rain provisions of the Clean Air Act Amendments of 1990. Charges by refiners to which we sell our metallic concentrates and products have substantially increased over the past several years because of requirements that refiners meet revised environmental quality standards. We have no control over the refiners' operations or their compliance with environmental laws and regulations.

         Potential Legislation. Changes to the current laws and regulations governing the operations and activities of mining companies, including changes in permitting, environmental, title, health and safety, labor and tax laws, are actively considered from time to time. We cannot predict such changes, and such changes could have a material adverse impact on our business. Expenses associated with the compliance with such new laws or regulations could be material. Further, increased expenses could prevent or delay exploration or development projects and could therefore affect future levels of mineral production.

ENVIRONMENTAL MATTERS

         Environmental Liability. We are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products that could occur as a result of our mineral exploration, development and production.

         The gold ore located on the Getchell Property and the existing tailings ponds, and the waste rock piles located on the Getchell Property contain relatively high levels of arsenic compounds. The milling of such ore involves the use of other toxic substances, including, but not limited to, sodium cyanide, sodium hydroxide, sulfuric acid and nitric acid.

         Environmental liability may result from mining activities conducted by others prior to our ownership of a property. Historic mining disturbances, facilities, waste materials and other discrete areas of potential contamination associated with the production of gold, tungsten, and molybdenum between 1937 and 1969 by previous owners and operators are contained within the area of the Getchell Property. Under CERCLA and other federal, state and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property or other property to which the substances may have migrated. Such laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with our current or prior ownership or operation of property or facilities, we may be potentially liable for any such costs or liabilities. Although we are currently not aware of any material environmental claims pending or threatened against us, we cannot assure that a material environmental claim will not be asserted against us.

         To the extent we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on us. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance, including insurance for potential liability for pollution and other hazards as a result of the disposal of waste products occurring from exploration and production for environmental risks, because it is not generally available at a reasonable price.

         Environmental Permits. All of our exploration, development and production activities are subject to regulation under one or more of the various state and federal environmental laws and regulations. Many of the regulations require that we obtain permits for our activities. We must update and review our permits from time to time, and these permits are normally subject to environmental impact analyses and public review processes prior to approval of the activity. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically re-evaluated at that time.

         Restoration. We accrue expenses over the productive life of our mine for anticipated costs associated with restoration of the mine site. Permanent closure of the mining and milling operations and the reclamation of the disturbed land to a productive use may result in restoration costs. This includes restoration of historic and current mining and milling operations and associated land disturbances. Restoration takes place concurrent with and after the productive life of mining operations. Activities which result in restoration costs after permanent closure and reclamation primarily relate to monitoring and other post mining management activities.

         The uncertainties related to future restoration costs result from unknown future additional regulatory requirements, significant new facilities or surface disturbances, and the potential for recognition in the future of additional activities needed for restoration. In accordance with applicable state and federal laws, we have posted a reclamation bond of $4.5 million in 1998 based on previously permitted activities. This bonding amount was under normal periodic review with state and federal agencies and is expected to be revised in 1999. As of December 31, 1998, the total estimated restoration costs for the current disturbances on the Getchell Property were $5.4 million. At December 31, 1998, the total estimated restoration costs at the planned future full level of development were $8.7 million, of which we had accrued $2.8 million at December 31, 1998. The amount of total estimated restoration costs will increase over time as the planned future full level of development is approached. Additional increases may occur as expanded mining and mineral processing activities are proposed and regulatory requirements become more stringent or additional requirements are added.

MINING RISK AND INSURANCE

         The gold mining industry is generally subject to a number of risks and hazards including:

         o    environmental hazards;

         o    industrial accidents;

         o    labor disputes;

         o    the encounter of unusual or unexpected geological conditions;

         o    slope failures;

         o    changes in the regulatory environment; and

         o natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes.

         Such occurrences could result in:

         o damage to, or destruction of, mineral properties or production facilities;

         o    personal injury or death;

         o    environmental damage;

         o    delays in mining;

         o    monetary losses; and

         o    possible legal liability.

         We maintain insurance against risks that are typical in the gold mining industry and in amounts that we believe to be reasonable, but which may not provide adequate coverage in certain unforeseen circumstances. However, we have not purchased insurance, including insurance against certain liabilities for environmental pollution or other hazards as a result of exploration and production, against certain risks because such coverage is not generally available at a reasonable price to us or to other companies within the industry. This lack of coverage could result in material economic harm to us.

TITLE TO PROPERTIES

         Certain of our mineral rights consist of "unpatented" mining claims created and maintained in accordance with the General Mining Law. Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. Also, unpatented mining claims are always subject to possible challenges of third parties or contests by the federal government. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims.

         In recent years, the U.S. Congress has considered a number of proposed amendments to the General Mining Law. Although no such legislation has been adopted to date, we cannot assure you that such legislation will not be adopted in the future. If ever adopted, such legislation could, among other things, impose royalties on gold production from currently unpatented mining claims located on federal lands. If such legislation is ever adopted, it could have an adverse impact on earnings from our operations, it could reduce estimates of our present probable reserves and it could reduce the amount of our future exploration and development activity on federal lands.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Gold Price

         Our business is the exploration, production and sale of gold. Changes in the price of gold significantly affect our profitability. Gold prices may fluctuate widely. In August 1998, the market price of gold declined to levels that were the lowest in over eighteen years and has remained below $300 for most of 1998. For factors that affect gold prices, see "Risk Factors --Gold Price Volatility."

         At current 1999 estimates of production at an estimated average gold price of $300, including the effects of our hedging position and our estimate of our operating expenses, a $10 change in the gold price would result in an increase or decrease of approximately $3.3 million in net income and $2.8 million in cash flows. The estimate does not give effect to changes in the fair values of written and embedded written options which are not considered hedges of future production. Changes in the fair values of all written options are recognized in income currently. The market risk of these instruments is related to changes in the underlying gold price, changes in gold lease rates and the volitility of gold prices, which will change the amount we would pay to cancel the option. We are also at risk if we are unable to deliver the gold and the market price were to exceed the exercise price of the option.

         We have utilized commodity instruments for purposes other than trading purposes to protect the selling price of some of our production. The market risk of these commodity instruments to our cash flow is related to the possible failure of all counterparties to honor their contractual obligations. Also, precious metals contracts between us and various counterparties involve the requirement that we deliver gold to the counterparty at agreed-upon prices. If the counterparty is unable to fulfill its purchase obligations, there is no guarantee that we will be able to receive the agreed-upon sales price in the open market. If we are unable to produce sufficient gold to meet our hedging contract obligations, we may be obligated to purchase such gold at the then market price.

         At December 31, 1998, our outstanding spot deferred contracts were for 380,000 ounces at a projected average price of $318 per ounce. Of these contracts, 155,000 ounces are to be delivered in 1999 at a projected weighted average price of $311 per ounce, 120,000 ounces are to be delivered in 2000 at a projected weighted average price of $321 per ounce and 105,000 ounces are to be delivered in 2001 at a projected weighted average price of $323 per ounce.

         On February 19, 1999 we closed out spot deferred contracts covering 250,000 ounces for cash consideration of approximately $4.7 million. The proceeds will be recorded as deferred revenue and recognized in net sales when the originally designated hedged future gold production is sold.

         Additionally, in November 1997, we entered into a forward sales contract covering the sale of 250,000 ounces of gold along with an option by the counterparty to purchase up to an additional 225,000 ounces of gold, if the gold price equals or exceeds certain price increments. The agreement calls for us to deliver 50,000 ounces of gold on December 31 in each of the years 1998 through 2002 and up to an additional 75,000 ounces of gold in each of the years 2000 to 2002. Delivery in 1999 will be at approximately $355 per ounce and deliveries in 2000 through 2002 will be at approximately $343 per ounce. These projected forward selling prices assume a constant future gold lease rate of 2%. The actual forward prices under the contract are adjusted up or down based on the actual future gold lease rate.

         The option feature of the contract is similar to a written call option in that if the gold spot price equals or exceed certain price increments, we would be required to sell additional ounces of gold at the specified price. If at any time on or between December 27, 1997 and December 27, 2000, the gold spot market price equals or exceeds a price increment, for each price increment equaled or exceeded, we would be required to deliver 15,000 additional ounces of gold at $343 per ounce on December 31 in each of the years 2000, 2001 and 2002. The price increments are $380, $387, $394, $401 and $408. In total, if all five price increments are equaled or exceeded prior to December 27, 2000, we would be required to deliver 75,000 additional ounces at $343 per ounce on December 31 in each of the years 2000, 2001 and 2002. As of February 16, 1999, none of the specified price levels had been reached.

         If any price increment has not been equaled or exceeded prior to or on December 27, 2000 but is equaled or exceeded during the period on or between December 28, 2000 and December 27, 2001, we would be required to deliver, for each increment equaled or exceed, 15,000 ounces of gold at $343 per ounce on December 31, 2001 and 2002. Similarly, if any price increment has not been equaled or exceeded prior to or on December 27, 2001, but is equaled or exceeded during the period on or between December 28, 2001 and December 27, 2002, we would be required to deliver, for each increment equaled or exceed, 15,000 ounces of gold at $343 per ounce on December 31, 2002.

         The premium related to the option feature is included in the forward sales price of the 250,000 ounces of gold. For accounting purposes, the contract sales price of the 250,000 ounces of gold has been allocated between the forward sales component of the contract and the premium for the embedded option. The revenue associated with the forward sales component of the contract will be recognized when the gold is delivered. The option premium portion of the forward sales is deferred, adjusted for changes in the market value of the option, and recognized in earnings when the option expires or is exercised.

         On February 19, 1999 we closed the forward sales contract covering the remaining 200,000 ounces of gold and cancelled the related option to purchase up to an additional 225,000 ounces of gold in exchange for cash consideration of approximately $3.3 million. The amount received, adjusted for the value of the option cancelled and the deferred cost associated with the forward sales contract will be recorded as deferred revenue. The resulting deferred revenue of approximately $2.6 million will be recognized in net sales when the originally designated hedged future gold production is sold.

         In addition, at December 31, 1998, we had outstanding European call option contracts for 40,000 ounces of gold at a price of $309 per ounce which expire in 1999. Risk of loss on European call option contracts exists if we are unable to deliver the required quantity of gold and the market price were to exceed the exercise price of the option on the date designated in the contract.

Interest Rates

         At December 31, 1998, our long-term debt was primarily a promissory note to ChemFirst for $28.7 million. The interest rate on the note is currently 5 5/8% and reflects the London Interbank Offered Rate for a period selected by us, plus an applicable margin. Since the interest rate on the note is variable and is reset periodically, we are not exposed to significant interest rate risk.

Foreign Currency

         The price of gold is denominated in United States dollars, and all of our operations and expenses are incurred in United States dollars. Therefore we have no foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT.................................................. 38

CONSOLIDATED STATEMENTS OF OPERATIONS-
Years ended December 31, 1998, 1997 and 1996.................................. 39

CONSOLIDATED BALANCE SHEETS-
December 31, 1998 and 1997.................................................... 40

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-
Years ended December 31, 1998, 1997 and 1996.................................. 41

CONSOLIDATED STATEMENT OF CASH FLOWS-
Years ended December 31, 1998, 1997 and 1996 ................................. 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
December 31, 1998 and 1997.................................................... 43

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
GETCHELL GOLD CORPORATION:

         We have audited the accompanying consolidated balance sheets of Getchell Gold Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Getchell Gold Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                    KPMG LLP

Denver, Colorado
February 19, 1999

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                 Year Ended December 31,
                                                       ------------------------------------------
                                                          1998            1997            1996
                                                       ----------      ----------      ----------
Net sales                                              $   53,471      $   64,797      $   67,878
Cost of sales                                              63,378          86,320          78,784
                                                       ----------      ----------      ----------
     Gross margin                                          (9,907)        (21,523)        (10,906)

General and administrative expenses                         5,242           5,515           4,669
Exploration expenses                                          796           1,537           3,580
                                                       ----------      ----------      ----------
     Loss from operations                                 (15,945)        (28,575)        (19,155)

Interest expense, net of capitalized interest                (668)           (839)         (1,082)
Interest and other income                                   4,229           4,055           5,415
                                                       ----------      ----------      ----------
      Loss before income taxes                            (12,384)        (25,359)        (14,822)
Income tax benefit                                            932           5,932             870
                                                       ----------      ----------      ----------
      Net loss                                         $  (11,452)     $  (19,427)     $  (13,952)
                                                       ==========      ==========      ==========


Loss per share                                         $    (0.38)     $    (0.73)     $    (0.54)
                                                       ==========      ==========      ==========


Weighted average number of shares outstanding              30,080          26,571          25,727
                                                       ==========      ==========      ==========



        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)

                                                                                        At December 31,
                                                                                  --------------------------
                                                                                     1998            1997
                                                                                  ----------      ----------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                    $   18,073      $   34,247
     Accounts receivable:
          Trade                                                                        2,191           1,790
          Employee                                                                         1             182
          Other                                                                          926             261
                                                                                  ----------      ----------
               Total accounts receivable                                               3,118           2,233
                                                                                  ----------      ----------
     Inventories:
          Ore and ore in process                                                       1,565           1,873
          Materials and supplies                                                      11,509          10,873
                                                                                  ----------      ----------
               Total inventories                                                      13,074          12,746
                                                                                  ----------      ----------
     Other current assets                                                              1,090             808
                                                                                  ----------      ----------
               Total current assets                                                   35,355          50,034
Property, plant and equipment, net (Note 4)                                          259,815         188,242
Other assets (Note 5)                                                                  7,390           3,611
                                                                                  ----------      ----------
               Total assets                                                       $  302,560      $  241,887
                                                                                  ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $    7,025      $   13,506
     Accrued expenses                                                                  3,013           2,258
     Current portion of capital lease obligations (Note 7)                             3,539           2,248
     Stock appreciation rights (Note 10)                                               1,393           1,238
     Deferred revenue                                                                  3,617             198
     Income taxes payable to ChemFirst Inc. (Note 8)                                     666              --
                                                                                  ----------      ----------
               Total current liabilities                                              19,253          19,448
Long-term debt, principally to ChemFirst Inc. (Note 6)                                28,799          27,057
Capital lease obligations, less current portion (Note 7)                              10,399           6,685
Deferred income taxes (Note 8)                                                           211           1,809
Reclamation liabilities (Note 14)                                                      2,793           2,701
Deferred call option premium                                                           2,000           3,400
Other liabilities                                                                        811             892
                                                                                  ----------      ----------
               Total liabilities                                                      64,266          61,992
                                                                                  ----------      ----------
Commitments and contingencies (Note 15)                                                   --              --
Stockholders' equity:
     Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued
     Common stock, $0.0001 par value; 100,000,000 shares authorized;
       issued and outstanding 30,797,536 in 1998 and 26,784,351 in 1997                    3               3
     Contributed and paid-in capital                                                 290,830         220,979
     Accumulated deficit                                                             (52,539)        (41,087)
                                                                                  ----------      ----------
               Total stockholders' equity                                            238,294         179,895
                                                                                  ----------      ----------
               Total liabilities and stockholders' equity                         $  302,560      $  241,887
                                                                                  ==========      ==========

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                      Common Stock        Contributed                               Total
                                                -----------------------   and Paid-In   Unearned    Accumulated Stockholders'
                                                  Shares        Amount     Capital    Compensation    Deficit      Equity
                                                ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1995                        25,658          257      171,722           (7)      (7,708)     164,264
     Shares issued for stock options exercised         108            1          956           --           --          957
     Change in par value from $0.01 to
          $0.0001 per share                             --         (255)         255           --           --           --
     Additional costs of 1995 equity offering           --           --          (54)          --           --          (54)
     Amortization of unearned compensation              --           --           --            7           --            7
     Net loss                                           --           --           --           --      (13,952)     (13,952)
                                                ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1996                        25,766            3      172,879           --      (21,660)      151,222
     Shares issued in equity offering, net of
          costs (Note 9)                             1,000           --       47,698           --           --       47,698
     Shares issued for stock options exercised          18           --          402           --           --          402
     Net loss                                           --           --           --           --      (19,427)     (19,427)
                                                ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1997                        26,784   $        3   $  220,979   $       --   $  (41,087)  $  179,895
     Shares issued in equity offering, net of
          costs (Note 9)                             4,002           --       69,723           --           --       69,723
     Shares issued for stock options exercised          12           --          128           --           --          128
     Net loss                                           --           --           --           --      (11,452)     (11,452)
                                                ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31, 1998                        30,798   $        3   $  290,830   $       --   $  (52,539)  $  238,294
                                                ==========   ==========   ==========   ==========   ==========   ==========


        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                            Year Ended December 31,
                                                                     ------------------------------------
                                                                        1998         1997         1996
                                                                     ----------   ----------   ----------
Cash flows from operating activities:
     Net loss                                                        $  (11,452)  $  (19,427)  $  (13,952)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and depletion                                     11,948       10,996        9,770
          Deferred income tax benefit                                      (932)      (5,932)        (870)
          Gain on call option premiums                                   (1,400)          --           --
          Accrued interest converted to loan principal                    1,801        1,643        1,522
          Other                                                              26           48          427
          Net change in operating assets and liabilities:
               Accounts receivable                                         (191)         732        1,697
               Inventories                                                 (327)      (2,254)        (742)
               Other current assets                                        (282)         290         (539)
               Accounts payable                                          (4,175)       2,511        2,775
               Accrued expenses                                             754          518        1,038
               Deferred revenues                                          3,419          560          685
               Stock appreciation rights                                    155        1,238           --
                                                                     ----------   ----------   ----------
                    Cash provided by (used in) operating activities        (656)      (9,077)       1,811
                                                                     ----------   ----------   ----------

Cash flows from investing activities:
     Additions to property, plant and equipment                         (78,008)     (66,771)     (51,677)
     Proceeds from sale of property                                         123           --            9
                                                                     ----------   ----------   ----------
                    Cash used in investing activities                   (77,885)     (66,771)     (51,668)
                                                                     ----------   ----------   ----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                              69,851       48,088          903
     Proceeds from long-term debt                                            --           --           31
     Principal payments under capital lease obligations                  (2,951)      (1,912)      (1,580)
     Restricted cash                                                     (4,559)          --           --
     Other                                                                   26         (211)          --
                                                                     ----------   ----------   ----------
                    Cash provided by (used in) financing activities      62,367       45,965         (646)
                                                                     ----------   ----------   ----------

Net decrease in cash and cash equivalents                               (16,174)     (29,883)     (50,503)
Cash and cash equivalents at beginning of year                           34,247       64,130      114,633
                                                                     ----------   ----------   ----------
Cash and cash equivalents at end of year                             $   18,073   $   34,247   $   64,130
                                                                     ==========   ==========   ==========

See Note 13 for supplemental cash flow information.

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


(1) THE COMPANY

         Getchell Gold Corporation (the "Company") is engaged in gold exploration and production at its Getchell Property in Nevada. The Getchell Property is in the Potosi Mining District on the eastern side of the Osgood Mountain Range, approximately 43 miles northeast of Winnemucca, Nevada. The Getchell Property consists of approximately 18,900 acres of unpatented load and mill site mining claims and 14,100 acres of fee land owned by the Company. Located on the Getchell Property are the Getchell Underground and Turquoise Ridge underground mines. Commercial production from the Getchell Underground mine began in May 1995. Construction of the Turquoise Ridge mine began in January 1996 and production of development ore began in January 1998.

         The Company was incorporated in August 1987 as a subsidiary of ChemFirst Inc. ("ChemFirst") (formerly known as First Mississippi Corporation). On September 24, 1995, ChemFirst's Board of Directors approved the spin-off of ChemFirst's stock in the Company to ChemFirst shareholders of record on October 10, 1995 (the "Spin-Off"). On October 20, 1995, ChemFirst distributed its 81% interest in the Company to ChemFirst shareholders. In connection with the Spin-Off, on September 24, 1995, the Company entered into certain agreements with ChemFirst, including a loan agreement for the outstanding balances due from the Company to ChemFirst at the date of the Spin-Off (described in Note 6), an agreement to settle certain tax sharing arrangements (see Note 8) and an agreement to undertake a public offering of at least $50 million prior to April 28, 1996.

         On December 11, 1998, the Company entered into an Agreement and Plan of Merger with Placer Dome Inc., a Canada-based, international gold mining company, and Bullion Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Placer Dome (the "Merger Sub"), pursuant to which the Merger Sub will be merged (the "Merger") with and into the Company, with the Company surviving the Merger and becoming a wholly owned subsidiary of Placer Dome. Under the terms of the Merger Agreement, each issued and outstanding share of the Company's common stock, other than shares owned by Placer Dome or the Company, will be converted into 2.45 shares of Placer Dome's common stock. The Merger is subject to various regulatory approvals and other conditions. The Company currently expects the Merger to be consummated in April 1999.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the financial statements of Getchell Gold Corporation and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

         For the purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all debt and highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1998 and 1997 consisted of commercial paper.

INVENTORIES

         Inventories of ore, ore in process and precious metals are stated at the lower of average cost or net realizable value. Materials and supplies are stated at the lower of average cost or replacement cost.

         The Company provides an allowance for obsolescence for certain materials and supplies inventory items. The allowance is based on estimates of technical obsolescence which result from normal ongoing upgrades, improvements and betterments of plant and equipment. At December 31, 1998 and 1997, the allowance for obsolescence was $0.7 million and $1.0 million, respectively.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Maintenance and repairs related to operations are charged to expense as incurred, and are capitalized on construction and development projects.

Mineral Exploration and Mine Development

         Exploration costs are charged to expense as incurred. After a project is determined by management to be commercially feasible, such costs are capitalized. Expenditures for mine development are capitalized until production reaches a commercial level. Prior to achieving commercial production, revenues relating to development ore, net of mining and processing costs associated with its production, are applied to mine development costs. Mine development costs incurred to access reserves on producing mines are also capitalized.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


Mineral Properties

         Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Events or circumstances that may indicate that the carrying amount may not be recoverable include a significant decrease in current or forward commodity prices, a significant reduction in estimates of proven and probable reserves, and significant increases in operating costs, capital requirements or reclamation costs. If estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property. Fair value generally is based on the present value of estimated future net cash flows for each mining project or property, considering estimates of proven and probable mineable reserves, future prices, operating costs, capital requirements and reclamation costs.

Capitalization of Interest

         Interest expense allocable to construction or development projects is capitalized until commercial production is achieved.

Depreciation and Depletion

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

RECLAMATION OF MINING AREAS

         As of December 31, 1998, the total estimated costs for restoring certain disturbed mining and milling areas to comply with existing reclamation standards totaled $5.4 million. At December 31, 1998, the total estimated restoration costs at the planned future full level of development was $8.7 million, of which $2.8 million has been accrued at December 31, 1998. These amounts are based on management's estimate of future reclamation costs to be incurred considering environmental and regulatory requirements. Such costs are charged to operations on a unit-of-production basis over the life of the mine. Reclamation cost estimates are reviewed by management on a regular basis and are appropriately revised for changes in future estimated costs, regulatory requirements or mine life.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


         The Company performs concurrent reclamation to the extent possible. However, most of the estimated costs are anticipated to be expended at the end of the mine life. Based on existing reserves and mineral resources, the Getchell Underground mines life is estimated to be approximately 9 years and the Turquoise Ridge mines life is estimated to be in excess of 10 years.

REVENUE RECOGNITION

         Revenue from spot sales are recorded when gold is ready for shipment. Revenue from shipments under forward sales agreements are recorded at the settlement date of the agreements.

Total ounces of gold sold were:


                        Period                                  Ounces Sold
                        ------                                  -----------
                  Year ended December 31, 1998                    159,546*

                  Year ended December 31, 1997                    179,676

                  Year ended December 31, 1996                    171,343

                  * For the year ended December 31, 1998, gold ounces sold does not include 15,756 ounces of gold sold from the development of the Turquoise Ridge mine for which revenues were offset against the mine development costs of the project.

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

         The Company has sold written call options in the form of European call option contracts and certain options imbedded in forward sales contracts. Where call option premiums are included in the price of forward sales, proceeds from the forward sales are allocated between forward sales revenue and the call option premiums. Recognition of premiums received for call options sold are deferred until the option expires or the related transaction occurs at which time the deferred amounts are recognized in income. The premiums received are recorded in the accompanying balance sheet as deferred call option premiums and are adjusted for changes in their market values.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


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

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

LOSS PER SHARE

         Loss per share is computed by dividing the net loss attributable to common stock by the weighted average number of common shares outstanding during each period. The effect of potentially dilutive stock options outstanding was antidilutive in 1998, 1997 and 1996.


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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has not completed its assessment of the impact of SFAS 133 on its financial statements because of the complex nature of the statement.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


         In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for all fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The Company estimates the adoption of SOP 98-5 will result in an approximate $5 million charge in the first quarter of 1999 as the cumulative effect of a change in accounting principle. This charge reflects the costs, net of revenues, incurred in 1998 in the production of development ore from the Turquoise Ridge mine. Such costs include costs of mining, milling, minesite general and administrative, royalties and depreciation and depletion.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the 1998 financial statement presentation.

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

         At December 31, 1998, the Company's outstanding spot deferred contracts were for 380,000 ounces at a projected average price of $318 per ounce. Of these contracts, 155,000 ounces are to be delivered in 1999 at a projected weighted average price of $311 per ounce, 120,000 ounces are to be delivered in 2000 at a projected weighted average price of $321 per ounce and 105,000 ounces are to be delivered in 2001 at a projected weighted average price of $323 per ounce.

         On February 19, 1999 the Company closed out spot deferred contracts covering 250,000 ounces for cash consideration of approximately $4.7 million. The proceeds will be recorded as deferred revenue and recognized in net sales when the originally designated hedged future gold production is sold.

         Additionally, in November 1997, the Company entered into a forward sales contract covering the sale of 250,000 ounces of gold along with an option by the counterparty to purchase up to an additional 225,000 ounces of gold, if the gold price equals or exceeds certain price increments. The agreement calls for the Company to deliver 50,000 ounces of gold on December 31 in each of the years 1998 through 2002 and up to an additional 75,000 ounces of gold in each of the years 2000 to 2002. Delivery in 1998 was at $356 per ounce while delivery in 1999 will be at approximately $355 per ounce and deliveries in 2000 through 2002 will be at approximately $343 per ounce. These projected forward selling prices assume a constant future gold lease rate of 2%. The actual forward prices under the contract are adjusted up or down based on the actual future gold lease rate.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


         The option feature of the contract is similar to a written call option in that if the gold spot price equals or exceed certain price increments, the Company would be required to sell additional ounces of gold at the specified price. If at any time on or between December 27, 1997 and December 27, 2000, the gold spot market price equals or exceeds a price increment, for each price increment equaled or exceeded, the Company would be required to deliver 15,000 additional ounces of gold at $343 per ounce on December 31 in each of the years 2000, 2001 and 2002. The price increments are $380, $387, $394, $401 and $408.
In total, if all five price increments are equaled or exceeded prior to December 27, 2000, the Company would be required to deliver 75,000 additional ounces at $343 per ounce on December 31 in each of the years 2000, 2001 and 2002. As of December 31, 1998, none of the specified price levels had been reached.

         If any price increment has not been equaled or exceeded prior to or on December 27, 2000 but is equaled or exceeded during the period on or between December 28, 2000 and December 27, 2001, the Company would be required to deliver, for each increment equaled or exceed, 15,000 ounces of gold at $343 per ounce on December 31, 2001 and 2002. Similarly, if any price increment has not been equaled or exceeded prior to or on December 27, 2001, but is equaled or exceeded during the period on or between December 28, 2001 and December 27, 2002, the Company would be required to deliver, for each increment equaled or exceed, 15,000 ounces of gold at $343 per ounce on December 31, 2002.

         The premium related to the option feature is included in the forward sales price of the 250,000 ounces of gold. For accounting purposes, the contract sales price of the 250,000 ounces of gold has been allocated between the forward sales component of the contract and the premium for the embedded option. The revenue associated with the forward sales component of the contract will be recognized when the gold is delivered. The option premium portion of the forward sales is deferred, adjusted for changes in the market value of the option, and recognized in earnings when the option expires or is exercised.

         On February 19, 1999 the Company closed the forward sales contract covering the remaining 200,000 ounces of gold and cancelled the related option to purchase up to an additional 225,000 ounces of gold in exchange for cash consideration of approximately $3.3 million. The amount received, adjusted for the value of the option cancelled and the deferred cost associated with the forward sales contract will be recorded as deferred revenue. The resulting deferred revenue of approximately $2.6 million will be recognized in net sales when the originally designated hedged future gold production is sold.

         Deferred revenue also includes premiums received for call options sold. The deferred amounts are adjusted to reflect the market value of the call option and are recognized in income when the option expires or is exercised. At December 31, 1998, the Company had outstanding European call option contracts for 40,000 ounces of gold at a price of $309 per ounce which expire in 1999. Risk of loss on European call option contracts exists if the Company is unable to deliver the required quantity of gold and the market price were to exceed the exercise price of the option on the date designated in the contract.

         The following table represents the carrying amounts and estimated fair values of the Company's derivative financial instruments at December 31, 1998 and 1997. The fair value of a

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


financial instrument is the estimated amount the Company would receive or (pay) to terminate the agreement (dollar amounts in thousands):


                                                                           CARRYING
                                                        OUNCES              AMOUNT            FAIR VALUE
                                                  ------------------  ------------------  ------------------
                                                    1998      1997      1998      1997      1998      1997
                                                  --------  --------  --------  --------  --------  --------
Spot deferred contracts ........................   380,000   130,000  $    279        --  $  4,523  $  4,908
European call options ..........................    40,000   115,000  $      8  $    176  $      8  $     77
Forward sales contract
     Forward sales .............................   200,000   250,000  $  3,400     3,400  $  5,900  $  7,000
     Embedden option ...........................   225,000   225,000  $ (2,000) $ (3,400) $ (2,000) $ (3,400)


(4)  PROPERTY, PLANT AND EQUIPMENT


                                                         At December 31,
                                                    -----------------------
                                                       1998         1997
                                                    ----------   ----------
                                                        (In thousands)
Land and land improvements                          $   14,241   $   14,214
Buildings and equipment                                132,934      124,249
Mine development                                        64,122       54,929
Construction-in-progress                               154,470       88,742
                                                    ----------   ----------
         Total property, plant and equipment           365,767      282,134
Accumulated depreciation and depletion                (105,952)     (93,892)
                                                    ----------   ----------
         Net property, plant and equipment          $  259,815   $  188,242
                                                    ==========   ==========

         Capitalized mine development and construction-in-progress at December 31, 1998 and 1997 are comprised of the following (in thousands):


                                             MINE              CONSTRUCTION-IN-
                                          DEVELOPMENT              PROGRESS
                                     ----------------------  ----------------------
PROJECT                                 1998        1997        1998        1997
                                     ----------  ----------  ----------  ----------
Getchell Underground mine .........  $   51,581  $   45,423  $      944  $    1,486
Turquoise Ridge mine ..............      11,889       8,854     137,031      72,075
Mill improvements .................          --          --      16,459      15,015
Other projects ....................         652         652          36         166
                                     ----------  ----------  ----------  ----------
                                     $   64,122  $   54,929  $  154,470  $   88,742
                                     ==========  ==========  ==========  ==========

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


         Depletion of mine development and construction costs related to the Turquoise Ridge mine and other projects will begin once commercial production has been achieved.

         Depreciation and depletion expense was $11.9 million, $11.0 million and $9.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(5) OTHER ASSETS

         Included in other assets at December 31, 1998 is $4.6 million of restricted cash. The restricted cash is held as collateral against a standby letter of credit relating to the federal and state bonding requirements for mine reclamation projects.

         Also included in other assets at December 31, 1998 and 1997 is $2.7 million and $3.4 million, respectively, of deferred costs associated with the forward sales contract discussed in Note 3.

(6) DEBT

Promissory Note

         Contemporaneous with the Spin-Off (discussed in Note 1), the Company and ChemFirst executed a promissory note, upon which all promissory notes previously entered into between the two companies were canceled. The principal balance of the promissory note was equal to the indebtedness of the Company to ChemFirst for advances and accrued interest thereon, as of the date of the Spin-Off, net of a $13.9 million receivable resulting from the settlement of the tax sharing agreement (see Note 8).

         The principal balance of the promissory note was $28.7 million and $26.9 million at December 31, 1998 and 1997, respectively. The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate for a period selected by the Company, plus an applicable margin. The interest rate was 5 5/8% and 6 22/32% at December 31, 1998 and 1997, respectively. Since the inception of the promissory note, interest has been converted to note principal at the end of each interest period.

         The promissory note contains covenants that require minimum net worth, as defined, of $27.0 million and a ratio of indebtedness to tangible net worth, as defined, of no more than 2.0:1.0.

Capitalized Interest

         Capitalized interest was $2.3 million, $1.7 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


(7) LEASES

         The Company is obligated under capital leases for mobile mining equipment for remaining terms ranging from two to four years. All capital lease agreements provide that the Company can purchase the leased equipment at fair value at the end of the lease term. At December 31, 1998 and 1997, $12.3 million and $7.1 million, respectively, of leased property was included in property, plant and equipment, net of $8.4 million and $5.6 million, respectively, of accumulated depreciation and depletion.

         The Company is also obligated under non-cancelable operating leases for mining equipment, vehicles and office space. Rental expense under these leases for the years ended December 31, 1998, 1997 and 1996, was $0.5 million, $0.7 million and $1.0 million, respectively.

         Future capital lease payments and future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 1998 are as follows (in thousands):


                                                                   Capital      Operating
                                                                    Leases        Leases
                                                                   --------      --------
Year Ended December 31, 1999                                       $  5,270      $    548

Year Ended December 31, 2000                                          5,141           144

Year Ended December 31, 2001                                          2,594            --

Year Ended December 31, 2002                                          3,133            --
                                                                   --------      --------
     Total minimum lease payments                                    16,138      $    692
                                                                                 ========
Less amounts representing interest                                   (2,200)
                                                                   --------
     Present value of minimum capital lease payments                 13,938

Less current portion                                                 (3,539)
                                                                   --------
Capital lease obligations, less current portion                    $ 10,399
                                                                   ========


(8)  INCOME TAXES

         Until the Spin-Off (see Note 1), the Company and ChemFirst operated under the terms of a Tax Sharing Agreement. In connection with the Spin-Off, ChemFirst and the Company entered into an Amended Tax Sharing Agreement. The Amended Tax Sharing Agreement provided for

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


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

         In September 1997, October 1996 and December 1998, the Internal Revenue Service ("IRS") filed notices of deficiencies, stating that the IRS is proceeding against ChemFirst for income taxes associated with ChemFirst's consolidated income tax returns filed in 1989 through 1994, for which the Company is liable for a portion. Subsequent negotiations between the Company and the IRS have resulted in settlement of all issues in the 1989 through 1994 periods.

         The IRS has also conducted an audit of tax returns filed in 1995 and 1996 up to the Spin-Off and has asserted claims for additional taxes for these two periods. ChemFirst has agreed to settle certain of the claims. The Company believes it has adequately provided for any remaining liabilities that may result from the final settlement of the audit of the returns filed in 1995 and 1996. The liability for the amount of the settlements attributable to the Company, including interest payable, has been reflected on the Company's balance sheet at December 31, 1998 as income taxes payable to ChemFirst Inc.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


         Components of the Company's deferred income tax liabilities and assets are as follows (in thousands):


                                                                           At December 31,
                                                                      --------------------------
                                                                         1998            1997
                                                                      ----------      ----------
Deferred tax liabilities:
   Plant and equipment, principally due to capitalization,
        depletion and depreciation differences                        $  (12,605)     $   (9,168)
   Other, net                                                               (210)         (1,243)
                                                                      ----------      ----------
        Total gross deferred tax liabilities                             (12,815)        (10,411)
Deferred tax assets:
   Accrued pension costs                                                     771             762
   Accrued reclamation costs                                                 977             963
   Inventory valuation adjustment                                            243             327
   Federal net operating loss carryforward                                20,025          13,720
   Alternative minimum tax ("AMT") credit carryforward                       566             566
   Deferred compensation                                                     488             433
   Deferred revenues                                                         771              --
   Other, net                                                                121              69
                                                                      ----------      ----------
        Total gross deferred tax assets                                   23,962          16,840
        Less valuation allowance                                         (11,358)         (8,238)
                                                                      ----------      ----------
        Total deferred tax assets                                         12,604           8,602
                                                                      ----------      ----------
        Net deferred tax liabilities                                  $     (211)     $   (1,809)
                                                                      ==========      ==========

         A valuation allowance has been recorded to reduce such federal net operating loss and AMT credit carryforwards to an amount expected to be realized through the reversal of temporary differences. The valuation allowance at December 31, 1998 increased by $3.1 million from December 31, 1997.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


         As of December 31, 1998, the Company had net operating loss and AMT loss carryforwards for federal income tax purposes of approximately $57.2 million and $76.7 million, respectively, which may be used by the Company to offset future Federal taxable income, if any. These loss carryforwards will expire in the years from 2010 to 2013.

         As of December 31, 1998, the Company had AMT credit carryforwards of $0.6 million available to reduce future regular income taxes, if any, in excess of alternative minimum taxes. The AMT credit carryforwards do not expire.

         The Company's income tax benefit for income taxes consists of (in thousands):


                                                                              Year Ended December 31,
                                                                      ------------------------------------------
                                                                         1998            1997            1996
                                                                      ----------      ----------      ----------
Federal:
   Current                                                            $       --      $       --      $       --
   Tax settlements payable to ChemFirst Inc.                                 666              --              --
   Deferred                                                               (1,598)         (5,932)           (870)
                                                                      ----------      ----------      ----------
                                                                      $     (932)     $   (5,932)     $     (870)
                                                                      ==========      ==========      ==========

         The Company's benefits for income taxes differ from amounts computed by applying the U.S. corporate income tax rate of 35% for the following reasons (in thousands):


                                                                              Year Ended December 31,
                                                                      ------------------------------------------
                                                                         1998            1997            1996
                                                                      ----------      ----------      ----------
U.S. corporate income tax benefit at statutory rate                   $   (4,334)     $   (8,876)     $   (5,188)
Increase in valuation allowance for net deferred tax assets                3,120           2,932           5,306
Nondeductible expenses and other                                             282              12              14
Employee stock option exercises                                               --              --          (1,002)
                                                                      ----------      ----------      ----------
Actual tax benefit                                                    $     (932)     $   (5,932)     $     (870)
                                                                      ==========      ==========      ==========

(9) STOCKHOLDERS' EQUITY

COMMON STOCK OFFERINGS

         In March 1997, the Company completed an equity offering of 1,000,000 common shares under an existing "shelf" registration statement filed with the Securities and Exchange Commission and a shelf prospectus with the securities regulatory authorities in certain provinces of Canada which resulted in net proceeds to the Company of $47.7 million after offering costs and expenses of $2.3 million. Net proceeds of the offering were used for the development of the Turquoise Ridge mine, for exploration on the Getchell property and for general corporate purposes.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


         In June 1997, the Company filed a new shelf registration statement with the Securities and Exchange Commission and a shelf prospectus with the securities regulatory authorities in certain provinces of Canada allowing for the sale of $300 million in debt and equity securities. In March 1998, the Company completed an equity offering of 4,002,000 common shares under the shelf registration statement. This offering resulted in net proceeds to the Company of $69.7 million after offering costs and expense of $3.3 million. Net proceeds of the offering are being used for the completion of the Company's Turquoise Ridge mine, an increase in mill capacity, exploration on the Getchell Property and for general corporate purposes.

SHAREHOLDER RIGHTS PLAN

         In connection with the Shareholder Rights Plan amended and restated on December 31, 1996, and amended as of December 11, 1998, rights have been issued (and will be issued for any newly outstanding common stock) to the outstanding shares of common stock. The rights may be exercised only after the earlier of 10 days a public announcement that a person has become (or the directors have knowledge that someone has become) an Acquiring Person and 10 days after commencement of a public announcement of a tender or exchange offer if, upon its consummation, the offeror would beneficially own 15% or more of the common stock. An "Acquiring Person" was defined to be a person who holds at least 15% of the shares of common stock but does not include Getchell Gold or any of its subsidiaries. In the event someone becomes an Acquiring Person, each holder of rights (except the Acquiring Person, whose rights are voided) has the right to purchase one one-thousandth of a Series A Junior Participating Preferred Stock or, in lieu of shares of preferred stock, to receive a number of shares of common stock specified by formula at 50% of the market price the shares of common stock. The rights, which do not have voting rights, expire in December 2006 and may be redeemed by the Company at a price of $0.01 per right prior to a specified period of time after the occurrence of certain events. The Company may also exchange all of the outstanding rights for shares of common stock at a ratio of one share of common stock per right (as adjusted), any time after the first time someone becomes an Acquiring Person. If, following an acquisition of 15% or more of the shares of common stock, the Company is acquired in a merger or other business combination or sells 50% of its assets or earnings power, each right (other than rights voided as above) will entitle its holder to purchase a number of shares specified by formula of the acquiring company with a value of twice the then current exercise price. On December 11, 1998, the Board amended the Rights Plan to render the rights inapplicable to the proposed merger with Placer Dome. As of December 31, 1998, 30,797,536 rights had been issued and are outstanding. Although the Board of Directors have authorized the creation of the Preferred Stock, such series has not been authorized for issuance.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



(10) EMPLOYEE BENEFIT PLANS

STOCK COMPENSATION PLANS

         At December 31, 1998, the Company has three stock-based incentive plans which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Stock options are granted with an exercise price equal to the fair market value of the Company's Common Stock at the date of grant. Accordingly, no compensation cost has been recognized on these stock option plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands except per share amounts).


                                                             For the Year Ended December 31,
                                                    --------------------------------------------------
                                                         1998              1997             1996
                                                    ---------------   --------------   ---------------
Net loss                        As reported            $(11,452)        $(19,427)         $(13,952)

                                Pro forma              $(14,366)        $(21,955)         $(15,333)

Basic loss per share            As reported            $  (0.38)        $  (0.73)         $  (0.54)

                                Pro forma              $  (0.46)        $  (0.81)         $  (0.59)


         For purposes of the forgoing table, the fair value of option grants made in the years ended December 31, 1998, 1997 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                        Year Ended December 31,
                              -----------------------------------------------
                                  1998             1997              1996
                              ------------      ------------     ------------
Volatility                         65%              46%              37%

Risk Free Interest Rate           5.40%            6.10%            6.40%

Expected Lives                   5 Years          5 Years          5 Years

Expected Dividends                 None             None             None

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


         Directors, officers and certain key employees of the Company participated in the 1987 Long Term Incentive Plan ("1987 LTIP") under which the Company had reserved 900,000 shares of Common Stock for issuance. The 1987 LTIP terminated in October 1997. Therefore no future grants will be made from the plan. Awards were in the form of stock options, options to purchase debentures convertible into Common Stock or convertible preferred stock, stock appreciation rights, performance units, restricted stock, supplemental cash and such other forms as directed by the Board of Directors. Stock options granted under 1987 LTIP were granted only with an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The debenture options outstanding give the holder the right to purchase a debenture from the Company, which is convertible into preferred stock which is then convertible into the Common Stock of the Company at the original option price. The Board of Directors in its discretion, determined the recipients, the amounts of all awards and vesting period of awards. All awards expire no later than ten years from the date of grant.

         Officers and eligible employees of the Company participate in the Amended 1996 Long Term Equity Incentive Plan, ("1996 LTIP") under which the Company had reserved 1,600,000 shares of Common Stock for issuance. Awards under the 1996 LTIP include stock options, stock appreciation rights, restricted stock or performance shares. Stock options granted under the 1996 LTIP may be granted only with an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The Board of Directors in its discretion, determines the recipients, the amounts of all awards and vesting period of awards. All awards expire no later than ten years from the date of grant. As of December 31, 1998, awards for 530,032 common shares remained available for granting.

         On February 14, 1997, the Board of Directors of the Company granted stock appreciation rights ("SARS") under the Company's 1996 LTIP with respect to 75,983 shares at a weighted average grant price of $8.21 per share to certain executives and other employees of the Company. The SARs outstanding as of December 31, 1998 are vested and expire on various dates through 2005. Compensation with respect to SARS is accounted for on a variable basis and is "marked to market" at the end of each fiscal quarter based on the market price of the Company's Common Stock. Based on the $27.25 and $24.50 market prices of the Company's Common Stock at December 31, 1998 and 1997, the Company recognized compensation expense of $0.2 million, or $0.01 per share, and $1.2 million, or $0.05 per share, in the years ended December 31, 1998 and 1997, respectively. Of the $0.2 million recognized in 1998, $0.1 million was charged to general and administrative expenses and $0.1 million was charged to cost of sales. Of the $1.2 million recognized in 1997, $0.8 million was charged to general and administrative expenses and $0.3 million was charged to cost of sales and $0.1 million was charged to exploration expense. The Company's future quarterly results will reflect

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


adjustments to compensation expense thereto based on the change in the market price of the Common Stock as compared to the market price at the end of the preceding quarter.

         Directors of the Company participate in the 1998 Stock Option Plan for outside Directors ("1998 LTIP for Directors") under which the Company originally reserved 170,000 shares of Common Stock for issuance. Each person who was an Outside Director at the time the 1998 LTIP for Directors was adopted by the Board of Directors received a non-qualified stock option grant to purchase 5,000 shares of Common Stock. Any person who was not an Outside Director at such time, but who later becomes an Outside Director within six months following an Annual Meeting of Stockholders of the Company, shall be granted on the date of his election or appointment as an Outside Director an option to purchase 5,000 shares of Common Stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant. Additionally, at each Annual Meeting of the Company's Stockholders, each such Outside Director will automatically receive an option to purchase 5,000 shares of Common Stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant; provided, however, that no Outside Director may acquire options to purchase more than an aggregate of 15,000 share of Common Stock under the 1998 LTIP for Directors. The options will be exercisable on the later of November 14, 1999 or the date of grant. As of December 31, 1998, awards for 80,000 common shares remained available for granting.

         Prior to the adoption of the 1998 LTIP for Directors, Outside Directors of the Company participated in the 1996 Stock Option Plan for Outside Directors ("1996 LTIP for Directors") under which the Company had originally reserved 100,000 shares of Common Stock for issuance. Each person who (i) was an outside director at the time the 1996 LTIP for Directors was adopted or (ii) was first elected or appointed as an outside director thereafter received a non-qualified stock option grant to purchase the number of shares of Common Stock equal to $22,500 divided by one-third of the closing price of the Common Stock on the date of grant at an option exercise price equal to the fair market value of the stock on the date of grant. Following such initial grant, each such Outside Director who served until the third, sixth or ninth anniversaries of the initial date of grant automatically received an additional number of shares of Common Stock equal to $22,500 divided by one-third of the closing price of the Common Stock on the date of grant on each such anniversary at an aggregate option exercise price equal to the fair market value of the stock on the date of grant, so long as the person was an Outside Director at the close of business on the date of such anniversary. Generally the options vested over three years and expire five years after the date of grant.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


         A summary of the status of the Company's three option plans as of December 31, 1998, 1997, 1996 and 1995 and changes during 1998, 1997 and 1996 is presented below:


                                              Stock Options                 Debenture Options                   SARS
                                        ---------------------------    --------------------------     --------------------------
                                                          Weighted                       Weighted                      Weighted
                                                          Average        Number          Average        Number         Average
                                           Number         Exercise         of            Exercise         of           Exercise
                                         of shares         Price         shares           Price         shares          Price
                                        ----------      ----------     ----------      ----------     ----------      ----------
Outstanding at December 31, 1995           479,323      $    13.92         69,500      $     8.02             --              --
   Granted ........................        577,400      $    32.29             --              --             --              --
   Exercised ......................        (56,271)     $     9.27        (57,000)     $     8.11             --              --
   Expired or canceled ............        (39,000)     $    32.59             --              --             --              --
                                        ----------      ----------     ----------      ----------     ----------      ----------
Outstanding at December 31, 1996           961,452      $    24.47         12,500      $     7.63             --              --
   Granted ........................        391,098      $    37.86             --              --         75,983      $     8.21
   Exercised ......................        (14,480)     $    27.03             --              --             --              --
   Expired or canceled ............       (114,520)     $    35.03             --              --             --              --
                                        ----------      ----------     ----------      ----------     ----------      ----------
Outstanding at December 31, 1997         1,223,550      $    27.73         12,500      $     7.63         75,983            8.21
   Granted ........................        433,850      $    20.76             --                             --              --
   Exercised ......................         (5,082)     $    11.44         (8,500)     $     7.15         (3,175)     $    10.24
   Expired or canceled ............       (155,891)     $    35.32             --              --             --              --
                                        ----------      ----------     ----------      ----------     ----------      ----------
Outstanding at December 31, 1998         1,496,427      $    25.41          4,000      $     8.63         72,808      $     8.12
                                        ==========      ==========     ==========      ==========     ==========      ==========


         The weighted average fair value of options granted during the year ended December 31, 1998, 1997 and 1996 was $12.15, $19.12 and $13.68,
respectively.

         The following table summarizes exercisable options and SARs outstanding:


                                                  Exercisable Options
                            ---------------------------------------------------------------
                                Stock Options      Debenture Options           SARS
                            -------------------   -------------------   -------------------
                                       Weighted              Weighted              Weighted
                                       Average               Average               Average
                                       Exercise              Exercise              Exercise
                             Number     Price      Number     Price      Number      Price
                            --------   --------   --------   --------   --------   --------
At December 31, 1998         555,628   $  21.20      4,000   $   8.63     72,808   $   8.12

At December 31, 1997         439,167   $  18.27     12,500   $   7.63     75,983   $   8.21

At December 31, 1996         258,514   $  10.91     12,500   $   7.63         --   $     --

         The following table summarizes information about options and SARs outstanding at December 31, 1998:

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


                                             Options Outstanding                      Options Exercisable
                         ----------------------------------------------------     --------------------------
                                                 Weighted-
                                                  Average           Weighted-                      Weighted-
                                                 Remaining           Average                       Average
 Range of Exercise            Number            Contractual         Exercise        Number         Exercise
       Prices               Outstanding        Life in Years         Price        Exercisable       Price
----------------         -----------------    ----------------    -----------     -----------    -----------
Stock Options
    $6.69-$10.03                   161,850          5.9           $      7.44         157,150    $      7.40
   $10.04-$15.04                    87,527          8.3           $     12.53          36,627    $     11.19
   $15.05-$22.57                   368,082          7.0           $     20.11         146,982    $     20.29
   $22.58-$33.86                   604,533          7.7           $     28.54         152,542    $     30.77
   $33.87-$50.00                   274,435          8.2           $     40.28          62,327    $     40.61
----------------         -----------------    ----------------    -----------     -----------    -----------
    $6.69-$50.00                 1,496,427          7.4           $     25.40         555,628    $     21.20
================         =================    ================    ===========     ===========    ===========

Debenture Options

     $7.63-$9.75                     4,000          2.4           $      8.63           4,000    $      8.63
================         =================    ================    ===========     ===========    ===========

SARS

    $6.69-$10.03                    59,256          5.8           $      7.41          59,256    $      7.41
    10.04-$11.44                    13,552          6.3           $     11.19          13,552    $     11.19
----------------         -----------------    ----------------    -----------     -----------    -----------
    $6.69-$11.44                    72,808          4.7           $      8.12          72,808    $      8.12
================         =================    ================    ===========     ===========    ===========

Pension Benefits

         Employees who participated in ChemFirst's qualified noncontributory defined benefit pension plan the ("Plan") as of September 30, 1995 were eligible to participate in the Company's pension plan at inception. All other employees are eligible to participate in the Company's pension plan following six months of service. The Company's plan covers all full-time permanent employees. Under the plan, an employee becomes a participant after six months of service, provided that the employee is regularly employed for at least 1,000 hours per year.

         Effective April 15, 1998, the Company amended the Plan to provide that Plan participants who had at least five years of vesting service or who had reached age 50 by April 15, 1998 could choose to have their ultimate retirement benefits determined under the benefit formula prior to

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


the amendment or under a new cash balance alternative. Benefits for all other participants are determined using the new cash balance alternative.

         The benefits determined using the benefit formula prior to the amendment were based on years of service and participants' compensation during the last five years of employment. Under the cash balance alternative, the Company makes annual contributions to each participant's account based upon a certain percent of pay, which is based on the participant's age plus service. Each participant's account is also increased annually for interest based on the interest rate for 30- year treasury securities. On April 15, 1998, each cash balance alternative participant's account was credited with the present value of the benefits earned under the benefit formula prior to the amendment. Total vesting under the cash balance alternative occurs after three years of vesting service. Upon termination, participants are given a lump-sum distribution of their vested cash balance account. The change in benefit obligation at December 31, 1998 and 1997 are as follows (in thousands):


                                                         At December 31,
                                                  --------------------------
                                                     1998            1997
                                                  ----------      ----------
Change in benefit obligation:

Benefit obligation at beginning of year           $    4,025      $    2,639

     Decrease in liability                              (614)            (95)

     Assumption change                                   179             180

     Plan amendments                                  (1,104)             --

     Service cost                                        509           1,111

     Interest cost                                       207             190

     Benefits paid                                      (154)             --
                                                  ----------      ----------
Benefit obligation at end of year                 $    3,048      $    4,025
                                                  ==========      ==========

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


     The change in plan assets at December 31, 1998 and 1997 are as follows (in thousands):

                                                          At December 31,
                                                    --------------------------
                                                       1998            1997
                                                    ----------      ----------
Change in plan assets:

Fair value of plan assets at beginning of year      $    2,070      $      558

     Employer contributions                                685           1,279

     Benefit payments made                                (154)             --

     Investment return                                     350             233
                                                    ----------      ----------
Fair value of plan assets at end of year            $    2,951      $    2,070
                                                    ==========      ==========

     The plan assets consist of mutual fund investments. The assumptions at December 31, 1998 and 1997 are as follows:

                                                     At December 31,
                                                ----------------------
                                                  1998          1997
                                                --------      --------
Weighted-average assumptions:

Discount rate                                     6.75%         7.25%

Expected return on plan assets                    7.5%          7.5%

Rate of compensation increase                     3.5%          3.5%


     Pension expense for the years ended December 31, 1998 and 1997 are as follows (in thousands):

                                                      Year Ended December 31,
                                                      ----------------------
                                                        1998          1997
                                                      --------      --------
Pension expense:

Service cost                                          $    509      $  1,111

Interest cost on projected benefit obligation              207           190

Expected return on plan assets                            (179)          (86)

Amortization of prior service costs                         27            77

Net gain recognition                                       (15)           --
                                                      --------      --------
Pension expense                                       $    549      $  1,292
                                                      ========      ========

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


(11) EMPLOYEE BENEFIT PLANS

SAVINGS PLAN

         Substantially all employees who have completed six months of service are eligible to participate in the Company's 401(k) thrift plan. Under the savings plan, employees may elect to contribute from 1% to 15% of monthly base pay, with the Company matching contributions up to 4% of monthly base pay. Total expense under the plan amounted to $0.5 million, $0.5 million and $0.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

(12)  MAJOR CUSTOMERS

         The Company is not economically dependent on a limited number of customers for the sale of its product because gold commodity markets are well-established worldwide. During 1998 and 1997, one customer accounted for 100% of total sales. During 1996, one customer accounting for $54.1 million or 82% of total sales. For the years ended December 31, 1998, 1997 and 1996, export sales were less than 10% of total sales.

(13)  SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash provided by operating activities includes the following cash payments (in thousands):


                                                                 Year Ended December 31,
                                                       ------------------------------------------
                                                          1998            1997            1996
                                                       ----------      ----------      ----------
Interest, net of amounts capitalized (Note 6)          $   (1,121)     $     (838)     $     (448)
Income taxes paid                                      $       --      $       --      $       --


         Excluded from the statement of consolidated cash flows are the effects of certain non-cash transactions. In the years ended December 31, 1998, 1997 and 1996, interest payable in the amounts of $1.8 million, $1.6 million and $1.5 million, respectively, was capitalized to the note payable to ChemFirst. During the year ended December 31, 1997, the $3.4 million option premium associated with the imbedded option of the forward sales contract discussed in Note 3 was recorded as deferred costs associated with the forward sales contract and as deferred call option premium. Capital lease obligations of $8.0 million and $7.2 million were incurred to acquire equipment during the year ended December 31, 1998 and 1996, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


(14)  COMMITMENTS AND CONTINGENCIES

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

Major Contracts

         The Company has an agreement with an independent contractor who provides oxygen for the autoclave process in the mill. The agreement requires, among other things, that the Company must pay the independent contractor at a rate (subject to future adjustments for inflation) of approximately $0.2 million a month. The Company is also obligated to a termination fee if the contract is terminated prior to January 2004. The termination fee is $2.0 million in 1999 and decreases each year until reaching $0.4 million in 2004.

Royalties

         The Company is obligated to pay a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties, recorded as operating costs, amounted to $1.0 million, $1.1 million and $1.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


Financing Fees on Proposed Merger with Placer Dome

         The Company has entered into an agreement with its investment bankers relating to the fees associated with the proposed merger with Placer Dome. The agreement requires the Company to pay a financing fee, based on a formula, if the proposed merger is completed. This fees is currently estimated to be $6.5 million.

Letter of Credit

         At December 31, 1998, the Company has a $4.5 million secured letter of credit outstanding for bonding of reclamation plans relating to the Getchell Property.

(15)  FINANCIAL DATA (UNAUDITED)

         The following is a summary of selected quarterly financial information (amounts in thousands, except per share amounts):


                                                              YEAR ENDED DECEMBER 31, 1998
                               ------------------------------------------------------------------------------------------
                                                        Three Months Ended
                               ---------------------------------------------------------------------         Year Ended
                                  March 31,          June 30,       September 30,      December 31,         December 31,
                               ----------------   --------------   ----------------   --------------       --------------
Net sales                      $         10,803   $       11,808   $         14,631   $       16,229       $      53,471
Gross margin                   $         (4,230)  $       (2,334)  $         (1,475)  $       (1,868)      $      (9,907)
Loss before income taxes       $         (4,906)  $       (2,338)  $         (2,549)  $       (2,591)      $     (12,384)
Net loss                       $         (4,906)  $       (2,338)  $         (2,549)  $       (1,659)      $     (11,452)
Loss per share                 $          (0.18)  $        (0.08)  $          (0.08)  $        (0.05)      $       (0.38)


                                                              YEAR ENDED DECEMBER 31, 1997
                               ------------------------------------------------------------------------------------------
                                                        Three Months Ended
                               ---------------------------------------------------------------------         Year Ended
                                  March 31,          June 30,       September 30,      December 31,         December 31,
                               ----------------   --------------   ----------------   --------------       --------------
Net sales                      $         14,862   $       18,675   $         17,587   $       13,673       $      64,797
Gross margin                   $         (4,949)  $       (3,051)  $         (4,074)  $       (9,449)      $     (21,523)
Loss before income taxes       $         (7,979)  $       (3,084)  $         (4,902)  $       (9,394)      $     (25,359)
Net loss                       $         (7,979)  $       (3,084)  $         (4,902)  $       (3,462)      $     (19,427)
Loss per share                 $          (0.31)  $        (0.12)  $          (0.18)  $        (0.13)      $       (0.73)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions for the past five years of our officers and directors as of February 23, 1999 are as follows:

J. KELLEY WILLIAMS, 64, is our Chairman of the Board and has been since October 1987. He is the Chairman of the Board and Chief Executive Officer of ChemFirst and has been since November 1988. He has been one of our directors since 1987, and his current term expires in 2000. Mr. Williams is also a Director of Deposit Guaranty Corporation.

G. W. THOMPSON, 57, has been our President and Chief Executive Officer since September 1994. He was a private investor and consultant in the mining business from May 1992 until September 1994. Mr. Thompson has been a director since 1994 and his current term expires in 2001.

R. DAVID RUSSELL, 42, has been our Vice President and Chief Operating Officer since February 1995. He was General Manager of Lac Minerals U.S.A. Ltd., a gold mining company and wholly owned subsidiary of Lac Minerals Ltd., from April 1994 to February 1995. From June 1993 to April 1994, Mr. Russell was a Manager at Independence Mining Company, a gold mining company and a subsidiary of Minorco Inc.

DONALD S. ROBSON, 46, is our Vice President and Chief Financial Officer and has been since March 1995. He has also served as Corporate Secretary since October 1995. From May 1990 to September 1994, he was Vice President, Finance of Lac Minerals Ltd., a gold mining company.

DONALD O. MILLER, 52, is our Vice President - Human Resources and Chief Administrative Officer and has been since April 1995. From January 1993 to April 1995, Mr. Miller had his own consulting firm, GEM 2000, at which he consulted on human resources issues, primarily in the mining industry.

RICHARD F. NANNA, 50, is our Vice President, Exploration and has been since August 1991.

SARAH JONES FARMAR, 40, is our Controller and has been since August 1998. From April 1996 to August 1998, she served as our Assistant Controller. From 1994 to April 1996, Ms. Farmar was Manager of Financial Reporting at Newmont Mining Corporation, a mining company.

ROGER D. PALMER, 49, is our Manager, Financial Planning and Taxation. From April 1995 to August 1998, he was our Controller. From December 1993 to April 1995, Mr. Palmer was our Assistant Controller.

WALTER A. DREXEL, 68, is one of our directors and is a private investor. From September 1987 to June 1996, he was part owner of the Chicago Central and Pacific Railroad. He is a member of the Compensation, Human Resource and Director Affairs Committee, he has been a director since 1995 and his current term expires in 1999.

PETE INGERSOLL, 68, is one of our directors and is the principal partner of Ingersoll, Parker & Longabaugh, a mining consulting firm. He is a member of the Compensation, Human Resource and Director Affairs Committee and has been a director since 1994. Mr. Ingersoll's current term expires in 2001.

WILLIAM E. NETTLES, 55, is one of our directors and is the Chairman and Chief Executive Officer of Stillwater Mining Company and has been since October 1997. From 1995 to October 1997, Mr. Nettles served as Vice President and Chief Financial Officer of Engelhard Corporation ("Engelhard"), a producer of catalysts, pigments, environmental technologies and precious metal-based products and services, and from 1982 through 1994 he served as Vice President and General Manager of various groups at Engelhard. He is a member of the Audit, Budgeting and Finance Committee. Mr Nettles' current term expires in 2001.

JOHN RACICH, 63, is one of our directors and is a mining consultant. He retired in 1989 as Senior Vice President and Chief Financial Officer of Placer Dome Inc., a gold mining company. He is Chairman of the Audit, Budgeting and Finance Committee. He has been a director since 1996, and his current term expires in 1999.

CHARLES E. STOTT, JR., 65, is one of our directors and is a mining consultant. From 1994 to 1995, he was President and Chief Executive Officer of Gold Capital Corporation, a gold mining company. From 1993 to 1994, he was Executive Vice President, American Mine Services Inc., a mining contracting and engineering firm. He is a member of the Audit, Budgeting and Finance Committee, he has been a director since 1996 and his current term expires in 1999.

R. MICHAEL SUMMERFORD, 50, is one of our directors and is President and Chief Operating Officer of ChemFirst Inc. as of September 14, 1998. Previously, he had been Vice President and Chief Financial Officer of ChemFirst since 1988. He is a member of the Compensation, Human Resource and Director Affairs Committee. Mr. Summerford has been a director since 1987, and his current term expires in 2000.

ALLEN S. WINTERS, 58, is one of our directors and is a consultant for various mining companies. He retired in 1995 as Vice President of Homestake Mining Company and General Manager of Homestake Mine. Mr. Winters is a member of the Audit, Budgeting and Finance Committee. He has been a director since 1996, and his current term expires in 2000.

ROBERT L. ZERGA, 58, is one of our directors and has been self-employed since January 1995. From July 1990 to November 1994, he served as Chief Executive Officer and Chairman of the Board of Independence Mining Company Inc., a gold mining company which is an indirect wholly-owned subsidiary of Minorco Inc. During the same time period, he served as Vice President and director of Minorco (U.S.A.) Inc., a gold mining company and subsidiary of Minorco Inc. He is Chairman of the Compensation, Human Resource and Director Affairs Committee. Mr. Zerga has been a director since 1995, and his current term expires in 1999. Mr. Zerga is also a Director of Rayrock Resources, Inc., a mining company.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the annual and long-term compensation for the years ended December 31, 1998 1997 and 1996 of those persons who were either (i) our chief executive officer during the prior year or (ii) one of our other four most highly compensated executive officers as of the end of the prior year (whose annual salary and bonuses exceeded $100,000) (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                 Annual Compensation
                                                        --------------------------------------   ----------
                                                                                     Other       Securities
                                                                                     Annual      Underlying         All Other
                                                        Salary        Bonus       Compensation   Option/SAR       Compensation
Name and Principal Position                   Year        ($)          ($)           (1) ($)     Awards (2)         (3) ($)
-----------------------------------           ----      -------     ----------    ------------   ----------   --------------------
G.W. Thompson                                 1998      360,000          --              --        32,000        31,580(5)(6)
   President and                              1997      360,000          --              --        91,640        40,390(5)(6)
   Chief Executive Officer                    1996      300,000     127,500(4)           --            --       104,384(5)(6)(7)

R. David Russell                              1998      220,000          --              --        18,000        20,347(5)(6)(10)
   Vice President and                         1997      220,000          --              --        43,140        25,725(5)(6)(10)
   Chief Operating Officer                    1996      175,000      63,000(4)           --            --        41,526(5)(6)(7)(10)

Donald S. Robson                              1998      175,000          --              --         5,000         9,632(5)(6)
   Vice President and                         1997      158,333          --              --        20,905        10,680(5)(6)
   Chief Financial Officer                    1996      140,000      36,750(4)       42,914            --        13,277(5)(6)(7)

Donald O. Miller                              1998      135,000          --              --         7,000         7,575(5)(6)
   Vice President, Human Resource             1997      128,333          --              --        14,745         7,812(6)
   and Chief Administrative Officer           1996      110,000      29,700(4)       24,267            --         3,591(6)

(1) Other Annual Compensation included direct cash payments related to tax reimbursement payments, tax planning and tax return preparation services provided to the Named Executive Officer at our expense, and tax reimbursements paid on imputed income resulting from the personal use of our automobiles and club dues and memberships, including imputed income on the same, but only if such payments exceed the lesser $50,000 or 10% of the total salary and bonus of the Named Executive Officer.
(2) Represents non-qualified stock options ("NQSOs") and stock appreciation rights ("SARs") granted under our long-term equity incentive plans.
(3) All Other Compensation consists of contributions by us related to our 401(k) Plan, relocation expenses and executive life insurance paid by us on the Executive Officer's behalf.
(4) Represents bonus earned for the year ended December 31,1996 which was paid in the year ended December 31, 1997.
(5) Contributions by us related to our 401(k) Plan for the year ended December 31, 1998 were $6,400 for Mr. Thompson, $6,400 for Mr. Russell, $5,042 for Mr. Robson and $1,800 for Mr. Miller. For the year ended December 31, 1997, they were $4,850 for Mr. Thompson, $8,425 for Mr. Russell and $4,792 for Mr. Robson. For the year ended December 31, 1996, they were $10,053 for Mr. Thompson, $6,766 for Mr. Russell and $9,627 for Mr. Robson.
(6) Executive Life Insurance paid by us for the year ended December 31, 1998 was $25,180 for Mr. Thompson, $3,171 for Mr. Russell, $4,590 for Mr. Robson and $5,775 for Mr. Miller. For the year ended December 31, 1997, it was $35,540 for Mr. Thompson, $4,500 for Mr. Russell, $5,888 for Mr. Robson and $7,812 for Mr. Miller. For the year ended December 31, 1996, it was $16,547 for Mr. Thompson, $2,120 for Mr. Russell, $1,663 for Mr. Robson and $3,591 for Mr. Miller.
(7) Relocation expenses paid by us during the year ended December 31, 1996 on behalf of Mr. Thompson were $77,784, on behalf of Mr. Russell were $24,107 and on behalf of Mr. Robson were $1,987.
(8) Includes direct cash payments related to tax reimbursement payments of $26,316, tax planning and tax return preparation services at our expense of $6,641, and tax reimbursements paid on imputed income resulting from the personal use of our automobiles of $4,560 and club dues and memberships of $5,397, including imputed income on the same.
(9) Includes direct cash payments related to tax reimbursement payments of $12,884, tax planning services at our expense of $2,398, and tax reimbursements paid on imputed income resulting from the personal use of our automobiles of $4,748 and club dues and memberships of $4,237, including imputed income on the same.
(10) Includes imputed interest calculated at 5.2%, 8% and 8% in 1998, 1997 and 1996, respectively, on a $160,000 interest-free bridge loan related to Mr. Russell's northern California residence, which total $10,776, $12,800 and $8,533 in 1998, 1997 and 1997, respectively.

                             OPTION GRANTS IN 1998

         The following table sets forth certain information with respect to grants of stock options to Named Executive Officers during 1998.


                        Number of      % of Total                                                  Potential Realizable ($) Value
                       Securities       Options                     Market                             at Assumed Annual Rates
                       Underlying      Granted to                  Price on                          of Stock Price Appreciation
                        Options            All        Exercise      Date of                               for Option Term (3)
                        Granted         Employees       Price       Grant                          --------------------------------
  Name                    (1)              (2)        ($/Share)    ($/Share)     Expiration Date           5%              10%
----------------       ----------      ----------     ---------    ---------     ---------------        -------         ---------
                                                                                                                           .
G.W. Thompson            32,000            8.2          23.69        23.69          2/12/2008           476,699         1,208,055
R. David Russell         18,000            4.6          23.69        23.69          2/12/2008           268,143           679,531
Donald S. Robson          5,000            1.3          23.69        23.69          2/12/2008            74,484           188,759
Donald O. Miller          7,000            1.8          23.69        23.69          2/12/2008           104,278           264,262

(1) Options represent NQSOs that vest over five years from the date of grant at a rate of 20% per year. All options were granted for a term of ten years, subject to earlier termination in certain events. The exercise price is equal to the fair market value of our common stock on the date of grant.
(2) Based on 388,850 total options granted to employees in the year ended December 31, 1998.
(3) The amounts shown are for illustrative purposes only. Potential gains are net of the exercise price. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provide in accordance with the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future common stock price. Actual gains, if any, on stock option exercises are dependent upon our future financial performance, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the common stock from the date of grant to the date of this Annual Report other than the columns reflecting assumed rates of appreciation of 5% and 10%.

                    AGGREGATED OPTION EXERCISES IN 1998 AND
                          1998 YEAR-END OPTION VALUES

         The following table sets forth certain information with respect to the Named Executive Officers concerning the exercise of options and SARs in 1998 and unexercised options and SARs held at December 31, 1998.


                                                      Number of Securities
                                                     Underlying Unexercised                  Value of Unexercised
                       Shares                           Options/SARs at                   In-the-Money Options/SARs at
                      Acquired                       December 31, 1998 (#)                 December 31, 1998 (1) ($)
                         on          Value     ---------------------------------       ----------------------------------
       Name          Exercise (#)   Realized   Exercisable(2)    Unexercisable(2)      Exercisable(2)    Unexercisable(2)
------------------   ------------  ----------  -------------     ---------------       --------------    ----------------
G.W. Thompson            --            --        176,968            141,672             2,814,252           555,000
R. David Russell         --            --         70,692             69,448             1,002,286           253,125
Donald S. Robson         --            --         39,701             30,204               580,950           118,613
Donald O. Miller         --            --         24,297             23,948               325,365            87,938

(1) Value was computed as the difference between the individual option price or SAR price and the closing sales price of our common stock on December 31, 1998 ($27.25). Only options and SARs with fair market value in excess of the exercise price are reflected in this column.
(2) If the merger with Placer Dome is consummated, all options and SAR's will immediately vest and become fully exercisable.

                               OTHER COMPENSATION

         Employees participate in our noncontributory Retirement Plan (Retirement Plan). Prior to April 15, 1998, employees became 100% vested after five years of employment. The plan provided for normal retirement at age sixty-five with actuarially adjusted provisions for early and postponed retirement dates. Retirement benefits were based on years of service and average compensation (wage and salary) of the five highest consecutive years during employment.

Effective April 15, 1998, the Retirement Plan was amended to include a cash balance feature. All employees on April 15, 1998, at least age 50 or with at least 5 years of service, where given the option of being covered under the cash balance feature or the old plan provisions. All other employees are covered under the cash balance feature of the plan. All Named Executive Officers elected to be covered under the cash balance feature of the Retirement Plan. Theoretical benefits payable under the cash balance feature of the plan are reflected in the estimated retirement plan table below and are not subject to any reduction for social security benefits or other offset amounts. This table shows the estimated annual retirement benefit payable to participating employees retiring at age 65 including Named Executive Officers in final year earnings and years of service classifications as indicated.


                                  Estimated Annual Benefits for Years of Credited Service
Average Annual Compensation       -------------------------------------------------------
(Five Highest Consecutive Years)    10 Years      20 Years      30 Years      40 Years
-------------------------------   -----------   -----------   -----------  --------------
$25,000                                $1,474        $3,192        $5,162       $7,408
$50,000                                 2,948         6,384        10,324       14,816
$100,000                                6,394        13,805        22,247       31,847
$150,000 or greater                    10,128        21,830        35,101       50,167

         Effective November 14, 1997, the Compensation Committee recommended and the Board of Directors approved a non-qualified and unfunded Supplemental Executive Retirement Plan. The plan will provide executives who were over the age of 50 at the time of adoption of the plan, specifically G.W. Thompson and Donald O. Miller, two years credited service for each year of employment from the approval of the plan, until retirement, up to a maximum of 25 years, with Mr. Thompson receiving one extra year to his first two-year credit. Additional executives shall receive such benefit at the discretion of the Compensation Committee. Years of service for the Named Executive Officers are: G.W. Thompson, four years; R. David Russell, Donald S. Robson and Donald O. Miller, three years each.

         During the year ended December 31, 1997, we entered into new termination agreements with G.W. Thompson, R. David Russell, Donald S. Robson and Donald O. Miller (collectively, the "Termination Agreements") as the prior termination agreements expired in 1997. The Termination Agreements have substantially similar terms to the old termination agreements. The Termination Agreements expire on June 30, 2000 unless a Change of Control (as defined therein) occurs, in which case the Termination Agreements expire three months from the end of the month in which the Change of Control occurred. Upon termination without Cause (as defined therein) or for Disability (as defined therein) or upon Voluntary Resignation (as defined therein), each of Messrs. Thompson, Russell, Robson and Miller would be paid two times the sum of his annual base salary and bonuses averaged over the three year period ending on the date of termination, with certain benefit plans continuing for a period of 36 months. No individual would receive payments in the event of death. The Termination Agreements also provide for, among other things, an additional payment to be made by us to the individual if any of the severance payments provided for in the Termination Agreement or any other payments made pursuant to a Change of Control of the Company (the "Total Payments") become subject to an additional tax ("Excise Tax") imposed by Section 4999 of the Code, such that the net of all of the payments received by the individual after the imposition of the Excise Tax on the Total Payments and the federal income tax on the additional payment will be equal to the Total

Payments. The proposed merger with Placer Dome would constitute a change in control under the Termination Agreements.

           COMPENSATION, HUMAN RESOURCE & DIRECTOR AFFAIRS COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Drexel, Ingersoll, Summerford and Zerga, who are members of the Compensation, Human Resource & Director Affairs Committee, are not now and never have been officers or employees of Getchell.

DIRECTOR COMPENSATION

         In 1998, the Chairman of the Board was compensated for his services with an annual retainer of $22,500, whereas directors who were chairmen of committees of the Board of Directors received annual retainers of $10,000. Other directors who are not employees of the Company (together with the Chairman and "Outside Directors") were compensated for their services with an annual retainer of $7,500. In addition, all Outside Directors received $750 per day for attendance at board meetings, and an additional $500 per day for attendance at committee meetings, $750 per day for special service requests made by the Chairman of the Board or the Chief Executive Officer and $250 per day for travel. No compensation, in addition to his regular salary and benefits, is payable to the Chief Executive Officer for his services as a director. In accordance with the 1998 Stock Option Plan for Outside Directors ("1998 Director Plan"), an Outside Director may elect to forego cash payment of all or any of his fees during a fiscal year and receive an option to purchase the number of shares equal to the fees divided by one-third of the closing price of our common stock on the last day of the fiscal year. No Outside Directors made this election in 1998.

         Also in accordance with the 1998 Director Plan, each person who is elected or appointed as an Outside Director at the time the 1998 Director Plan was adopted by the Board of Directors received an option to purchase 5,000 shares of common stock at an option exercise price equal to the fair market value of the Common Stock on the date of grant. Any person who was not an Outside Director at such time, but who later becomes an Outside Director within six months following an Annual Meeting of Stockholders, is granted on the date of his election or appointment as an Outside Director an option to purchase 5,000 shares of common stock at an option exercise price equal to the fair market value of the common stock on the date of grant. Additionally, at each Annual Meeting of our Stockholders, each Outside Director will automatically receive an option to purchase 5,000 shares of common stock at an option exercise price equal to the fair market value of the common stock on the date of grant; provided, however, that no Outside Director may be granted options to purchase more than an aggregate of 15,000 share of common stock under the 1998 Director Plan, excluding any options they receive in their election to forgo cash payment of fees. The options granted under the 1998 Director Plan are exercisable on the later of November 14, 1999 or the date of grant. The 1998 Director Plan replaced the 1996 Stock Option Plan for Outside Directors.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

     The following table sets forth as of February 23, 1999, the number and percentage of the outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each Named Executive Officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.



                                        Debenture
                                         Options
                                          and/or                                 Total Common
                                          NQSOs                                      Stock
                                       Beneficially  Percent       Common        Beneficially     Percent
Name and Address of Beneficial Owner    Owned (1)    of Class      Stock           Owned (2)      of Class
------------------------------------   ------------  --------   ------------    ---------------   --------
DIRECTORS AND NAMED
     EXECUTIVE OFFICERS (3):
Walter Drexel                                                      1,000
     NQSOs                                 3,333        *                           4,333             *
Pete Ingersoll
     1994-A Series                         1,000      100%
     NQSOs                                 3,333        *                           4,333             *
Donald O. Miller                                                     646  (4)
     NQSOs                                23,887      1.6%                         24,533             *
John Racich                                                          300
     NQSOs                                 1,333        *                           1,633             *
Donald S.  Robson                                                  1,833
     NQSOs                                38,101      2.5%                         39,934             *
R. David Russell                                                   3,089
     NQSOs                                70,712      4.6%                         73,801             *
Charles E. Stott, Jr.                                                275
     NQSOs                                 1,333        *                           1,608             *
R. Michael Summerford                                             20,350
     NQSOs                                 3,333        *                          23,683             *
G. W. Thompson                                                    12,309
     NQSOs                               171,068     11.1%                        183,377             *
J. Kelley Williams                                               606,238  (5)
     NQSOs                                 7,396        *                         613,634           2.0%


                                        Debenture
                                         Options
                                          and/or                                 Total Common
                                          NQSOs                                      Stock
                                       Beneficially  Percent       Common        Beneficially     Percent
Name and Address of Beneficial Owner    Owned (1)    of Class      Stock           Owned (2)      of Class
------------------------------------   ------------  --------   ------------    ---------------   --------
Allen S. Winters                                                      300
          NQSOs                           1,333         *                           1,633             *
Robert L. Zerga NQSOs
           NQSOs                          3,333         *                           3,333             *

ALL CURRENT DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP (16 PERSONS)                                  646,638
     1989-A Series                        1,000       100%
     1990-A Series                        2,000       100%
     1994-A Series                        1,000       100%
     NQSOs                              371,919      23.9%                      1,022,557           3.3%
5% BENEFICIAL HOLDERS (6):
John A. Levin & Co.
One Rockefeller Plaza, 24th Floor
New York, NY 10020 and
Baker Fentress & Company
200 West Madison Street
Chicago, IL 60606                                               2,051,561       2,051,561           6.7%

FMR Corp.
82 Devonshire Street
Boston, MA 02109                                                4,072,207       4,072,207          13.2%

*    Represents less than one percent of class.

(1) Numbers represent shares of our common stock underlying the convertible subordinated debentures and NQSOs beneficially owned by the directors and Named Executive Officers that are exercisable within 60 days of February 23, 1999. The debenture options are immediately convertible into debentures that are immediately convertible into the specified number of shares of convertible preferred stock of the same series and then immediately convertible into the specified number of shares of common stock.

(2) In connection with the Shareholder Rights Plan amended and restated on December 31, 1996, and amended as of December 11, 1998, rights have been issued (and will be issued for any newly outstanding common stock) to the outstanding shares of common stock. The rights may be exercised only after the earlier of 10 days a public announcement that a person has become (or the directors have knowledge that someone has become) an Acquiring Person and 10 days after commencement of a public announcement of a tender or exchange offer if, upon its consummation, the offeror would beneficially own 15% or more of the common stock. An "Acquiring Person" was defined to be a person who holds at least 15% of the shares of common stock but does not include us or any of our subsidiaries. In the event someone becomes an Acquiring Person, each holder of rights (except the Acquiring Person, whose rights are voided) has the right to purchase one one-thousandth of a Series A Junior Participating Preferred Stock or, in lieu of shares of preferred stock, to receive a number of shares of common stock specified by formula at 50% of the market price the shares of common stock. The rights, which do not have voting rights, expire in December 2006 and may be redeemed by us at a price of $0.01 per right prior to a specified period of time after the occurrence of certain events. We may also exchange all of the outstanding rights for shares of common stock at a ratio of one share of common stock per right (as adjusted), any time after the first time someone becomes an Acquiring Person. If, following an acquisition of 15% or more of the shares of common stock, we are acquired in a merger or other business combination or sells 50% of its assets or earnings power, each right (other than rights voided as above) will entitle its holder to purchase a number of shares specified by formula of the acquiring company with a value of twice the then current exercise price. On December 11, 1998, the Board amended the Rights Plan to render the rights inapplicable to the merger with Placer Dome.
(3) A mailing address for Messrs. Drexel, Ingersoll, Miller, Nanna, Racich, Robson, Russell, Stott, Summerford, Thompson, Williams, Winters and Zerga is c/o Getchell Gold Corporation, 5460 S. Quebec Street, Suite 240, Englewood, Colorado 80111.
(4) Included are 333 shares owned by Mrs. Miller, of which Mr. Miller has no voting and investment power and disclaims beneficial ownership.
(5) Includes 43,747 shares held by the Jean Pittman Williams Revocable Trust, of which Mr. Williams' wife is trustee and of which Mr. Williams disclaims beneficial ownership and has no voting or investment power; 116,985 shares held by JKW Holdings, Inc. of which Mr. Williams has shared voting and investment power; and 400,000 shares held by The Greenover Group, L.P., a limited partnership of which Mr. Williams is a general partner. Mr. Williams disclaims beneficial ownership of shares of our common stock held by The Greenover Group except to the extent of his pecuniary interest in such shares.
(6) Based on a Schedule 13G filed by the investor with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to November 1998, we had a $160,000 interest-free bridge loan to Mr. R. David Russell, Vice President and Chief Operating Officer, representing an approximation of the equity value of a residence in northern California. Such amount was repaid to us in November 1998 at which time we purchased the residence for $260,793.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

         The financial statements which are filed with this Annual Report on Form 10-K are set forth in the Index to Financial Statements at page X, which immediately precedes the financial statements. No schedules are required under the applicable instructions or are inapplicable and have therefore been omitted.

EXHIBITS

         The following exhibits are, as indicated below, either filed herewith or have previously been filed with the Commission and are referred to and incorporated herein by reference to such filings.


2 (a) -   Agreement and Plan of Merger dated as of December 11, 1998 among
          Placer Dome Inc., Bullion Acquisition Corp. and Getchell Gold
          Corporation. Incorporated by reference to Exhibit 2.1 of our Report on Form 8-K dated December 15, 1998.
3 (a) - Certificate of Incorporation, as amended. Incorporated by reference to Appendix D to our definitive proxy statement dated May 3, 1996.
3 (b) - Bylaws, as amended. Incorporated by reference to Appendix E to our proxy statement dated May 3, 1996.
3 (c) - Amendment to our Certificate of Incorporation. Incorporated by reference to Exhibit 3(c) to our Annual Report on Form 10-K for the year ended December 31, 1997.
4 (a) -   Resolutions authorizing the 1989-A Series Convertible Preferred
          Stock, effective August 9, 1989. Incorporated by reference to
          Exhibit 4(f) to our Annual Report on Form 10-K for the year ended
          June 30, 1989.
4 (b) -   Resolutions authorizing the 1990-A Series Convertible Preferred
          Stock, effective August 8, 1990. Incorporated by reference to
          Exhibit 4(f) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
4 (c) -   Amended and Restated Rights Agreement between us and Harris Trust &
          Savings Bank, dated as of December 31, 1996. Incorporated by reference to Exhibit 4(l) to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
4 (d) - Rights Agreement Amendment dated as of December 11, 1998 between us and Harris Trust and Savings Bank. Incorporated by reference to 4.1 to our Report on Form 8-K dated December 15, 1998.
10(a) -   Amended and Restated Long-Term Incentive Plan, as amended November
          14, 1992. Incorporated by reference to Exhibit 10(I) to our Annual
          Report on Form 10-K for the fiscal year ended June 30, 1993. .
10(b) -   Oxygen Supply Agreement, dated August 27, 1987, and Air Rights Lease
          Agreement, dated as of August 27, 1987. Incorporated by reference to
          Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
10(c) - Post Spin-Off Agreement dated as of September 24, 1995, by and between ChemFirst and us. Incorporated by reference to 10(a) to our Report on Form 8-K dated September 24, 1995.
10(d) -   Tax Ruling Agreement dated as of September 24, 1995, by and between
          ChemFirst and us. Incorporated by reference to Exhibit 10(b) to our Report on Form 8-K dated September 24, 1995.
10(e) - Amended Tax Sharing Agreement dated as of September 24, 1995, by and between ChemFirst and us. Incorporated by reference to Exhibit 10(d) to our Report on Form 8-K dated September 24, 1995.
10(f) -   Loan Agreement, dated as of September 24, 1995, by and between
          ChemFirst and us. Incorporated by reference to Exhibit 10(c) to our Report of Form 8-K dated September 24, 1995.
10(g) -   Turquoise Ridge Shaft No. 1 Construction contract between Thyssen
          Mining and us dated January 2, 1996. Incorporated by reference to
          Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

10(h) -   Turquoise Ridge Shaft No. 2 Construction contract between Thyssen
          Mining and us dated May 1, 1996. Incorporated by reference to Exhibit
          10(b) to our Quarterly Report on Form 10-Q for the quarter ended June
          30, 1996.
10(i) - 1996 Stock Option Plan for Outside Directors. Incorporated by reference to Exhibit 4(a) to our Registration Statement on Form S-8 dated February 19, 1997.
10(j) -   Amended and Restated 1996 Long Term Equity Incentive Plan.
          Incorporated by reference to Exhibit 4(b) to our Registration
          Statement on Form S-8 dated October 14, 1998.
10(k) -   Form of Termination Agreement between us and Richard F. Nanna.
          Incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10(l) -   Form of Termination Agreement between us and G.W. Thompson, Donald S.
          Robson, R. David Russell and Donald O. Miller (Company's Termination
          Agreement with each individual contains identical provisions to those contained in the form). Incorporated by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
10(m) -   Form of Termination Agreement between us and Sarah Jones Farmar.
          Incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
10(n) - 1998 Stock Option Plan for Outside Directors. Incorporated by reference to Exhibit 4(a) to our Registration Statement on Form S-8 dated October 14, 1998.
21.       List of our subsidiaries.
23.       Consent of KPMG LLP.
27.       Financial Data Schedule.

REPORTS ON FORM 8-K

         We filed a Report on Form 8-K on December 15, 1998, regarding the Agreement and Plan of Merger dated as of December 11, 1998 among Placer Dome Inc., Bullion Acquisition Corp. and us.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Getchell Gold Corporation

Date:     February 23, 1999             By:   /s/ G.W. Thompson
      -------------------------             --------------------------
                                                  G.W. Thompson, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                               Title                                  Date
       ---------                               -----                                  ----
/s/ G.W. Thompson                  President and Chief Executive Officer          February 23, 1999
-----------------------------      (Principal Executive Officer) and Director     -----------------
    G. W. Thompson

/s/ Donald S. Robson               Vice President and Chief Financial Officer     February 23, 1999
-----------------------------      (Principal Financial Officer)                  -----------------
   Donald S. Robson

/s/ Sarah Jones Farmar             Controller                                     February 23, 1999
-----------------------------      (Principal Accounting Officer)                 -----------------
    Sarah Jones Farmar

/s/ J. Kelley Williams             Director and Chairman of the                   February 23, 1999
-----------------------------      Board of Directors                             -----------------
    J. Kelley Williams

/s/ Walter A. Drexel               Director                                       February 23, 1999
-----------------------------                                                     -----------------
    Walter A. Drexel

/s/ Pete Ingersoll                 Director                                       February 23, 1999
-----------------------------                                                     -----------------
    Pete Ingersoll

/s/ William E. Nettles             Director                                       February 23, 1999
-----------------------------                                                     -----------------
    William E. Nettles

/s/ John Racich                    Director                                       February 23, 1999
-----------------------------                                                     -----------------
    John Racich

/s/ Charles E. Stott, Jr.          Director                                       February 23, 1999
-----------------------------                                                     -----------------
    Charles E. Stott, Jr.

/s/ R. Michael Summerford          Director                                       February 23, 1999
-----------------------------                                                     -----------------
    R. Michael Summerford

/s/ Allen S. Winters               Director                                       February 23, 1999
-----------------------------                                                     -----------------
    Allen S. Winters

/s/ Robert L. Zerga                Director                                       February 23, 1999
-----------------------------                                                     -----------------
    Robert L. Zerga

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
2 (a) -   Agreement and Plan of Merger dated as of December 11, 1998 among
          Placer Dome Inc., Bullion Acquisition Corp. and Getchell Gold
          Corporation. Incorporated by reference to Exhibit 2.1 of our Report on Form 8-K dated December 15, 1998.
3 (a) -   Certificate of Incorporation, as amended. Incorporated by reference to Appendix D to our definitive proxy statement dated May 3, 1996.
3 (b) -   Bylaws, as amended. Incorporated by reference to Appendix E to our proxy statement dated May 3, 1996.
3 (c) -   Amendment to our Certificate of Incorporation. Incorporated by
          reference to Exhibit 3(c) to our Annual Report on Form 10-K for the
          year ended December 31, 1997.
4 (a) -   Resolutions authorizing the 1989-A Series Convertible Preferred
          Stock, effective August 9, 1989. Incorporated by reference to
          Exhibit 4(f) to our Annual Report on Form 10-K for the year ended
          June 30, 1989.
4 (b) -   Resolutions authorizing the 1990-A Series Convertible Preferred
          Stock, effective August 8, 1990. Incorporated by reference to
          Exhibit 4(f) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1990.
4 (c) -   Amended and Restated Rights Agreement between us and Harris Trust &
          Savings Bank, dated as of December 31, 1996. Incorporated by reference to Exhibit 4(l) to our Annual Report on Form 10-K for the
          fiscal year ended December 31, 1996.
4 (d) -   Rights Agreement Amendment dated as of December 11, 1998 between us and Harris Trust and Savings Bank. Incorporated by reference to 4.1 to our Report on Form 8-K dated December 15, 1998.
10(a) -   Amended and Restated Long-Term Incentive Plan, as amended November
          14, 1992. Incorporated by reference to Exhibit 10(I) to our Annual
          Report on Form 10-K for the fiscal year ended June 30, 1993. .
10(b) -   Oxygen Supply Agreement, dated August 27, 1987, and Air Rights Lease
          Agreement, dated as of August 27, 1987. Incorporated by reference to
          Exhibit 10(j) to our Annual Report on Form 10-K for the fiscal year ended June 30, 1989.
10(c) -   Post Spin-Off Agreement dated as of September 24, 1995, by and between ChemFirst and us. Incorporated by reference to 10(a) to our
          Report on Form 8-K dated September 24, 1995.
10(d) -   Tax Ruling Agreement dated as of September 24, 1995, by and between
          ChemFirst and us. Incorporated by reference to Exhibit 10(b) to our
          Report on Form 8-K dated September 24, 1995.
10(e) -   Amended Tax Sharing Agreement dated as of September 24, 1995, by and between ChemFirst and us. Incorporated by reference to Exhibit 10(d)
          to our Report on Form 8-K dated September 24, 1995.
10(f) -   Loan Agreement, dated as of September 24, 1995, by and between
          ChemFirst and us. Incorporated by reference to Exhibit 10(c) to our
          Report of Form 8-K dated September 24, 1995.
10(g) -   Turquoise Ridge Shaft No. 1 Construction contract between Thyssen
          Mining and us dated January 2, 1996. Incorporated by reference to
          Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
10(h) -   Turquoise Ridge Shaft No. 2 Construction contract between Thyssen
          Mining and us dated May 1, 1996. Incorporated by reference to Exhibit
          10(b) to our Quarterly Report on Form 10-Q for the quarter ended June
          30, 1996.
10(i) -   1996 Stock Option Plan for Outside Directors. Incorporated by
          reference to Exhibit 4(a) to our Registration Statement on Form S-8
          dated February 19, 1997.
10(j) -   Amended and Restated 1996 Long Term Equity Incentive Plan.
          Incorporated by reference to Exhibit 4(b) to our Registration
          Statement on Form S-8 dated October 14, 1998.
10(k) -   Form of Termination Agreement between us and Richard F. Nanna.
          Incorporated by reference to Exhibit 10(a) to our Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1997.
10(l) -   Form of Termination Agreement between us and G.W. Thompson, Donald S.
          Robson, R. David Russell and Donald O. Miller (Company's Termination
          Agreement with each individual contains identical provisions to those contained in the form). Incorporated by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended September 30,
          1997.
10(m) -   Form of Termination Agreement between us and Sarah Jones Farmar.
          Incorporated by reference to Exhibit 10(a) to our Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1998.
10(n) -   1998 Stock Option Plan for Outside Directors. Incorporated by
          reference to Exhibit 4(a) to our Registration Statement on Form S-8
          dated October 14, 1998.
21.       List of our subsidiaries.
23.       Consent of KPMG LLP.
27.       Financial Data Schedule.

