Form 10-K405/A
period 1998-12-31
GETCHELL GOLD CORP
filed 1999-04-20
CIK 824590

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Item 3 of the Getchell Gold Corporation Annual Report on Form 10-K for the year ended December 31, 1998, is amended and restated as follows:

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Getchell Gold Corporation

Date:       April 19, 1999              By:   /s/ Donald S. Robson
      -------------------------             --------------------------
                                                  Donald S. Robson,
                                                  Vice President and Chief
                                                  Financial Officer