Form 10-Q
period 1999-03-31
GETCHELL GOLD CORP
filed 1999-05-17
CIK 824590

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from          to
                               --------    -----------

Commission file number: 0-16484

                            GETCHELL GOLD CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Delaware                        64-0748908
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

Title                                            Outstanding
Common Stock, par value $0.0001                  30,811,718 on May 12, 1999

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                 Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                 1999          1998
                                                               --------      --------
Net sales                                                      $ 14,476      $ 10,803
Cost of sales                                                    20,004        15,033
                                                               --------      --------
     Gross margin                                                (5,528)       (4,230)
General and administrative expenses                               1,362           921
Exploration expenses                                                186            98
                                                               --------      --------
     Loss from operations                                        (7,076)       (5,249)
Interest expense, net of capitalized interest                      (693)         (192)
Interest and other income                                           105           535
                                                               --------      --------
     Loss before cumulative effect of a
          change in accounting principle                         (7,664)       (4,906)
Cumulative effect of a change in accounting principle            (7,804)           --
                                                               --------      --------
     Net loss                                                  $(15,468)     $ (4,906)
                                                               ========      ========

     Loss per share before cumulative effect
          of a change in accounting principle                  $  (0.25)     $  (0.18)
     Cumulative effect of a change in accounting principle        (0.25)           --
                                                               --------      --------
     Loss per share                                            $  (0.50)     $  (0.18)
                                                               ========      ========

     Weighted average number of shares outstanding               30,806        27,901
                                                               ========      ========

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands, except share data)


                                                                                      March 31,      December 31,
                                           ASSETS                                        1999          1998
                                                                                      ---------      ------------
Current assets:
     Cash and cash equivalents                                                        $   8,410      $  18,073
     Accounts receivable:
          Trade                                                                           1,780          2,191
          Employee                                                                           74              1
          Other                                                                           2,742            926
                                                                                      ---------      ---------
               Total accounts receivable                                                  4,596          3,118
                                                                                      ---------      ---------
     Inventories:
          Ore and ore in process                                                          3,529          1,565
          Materials and supplies                                                         11,561         11,509
                                                                                      ---------      ---------
               Total inventories                                                         15,090         13,074
                                                                                      ---------      ---------
     Other current assets                                                                 1,728          1,090
                                                                                      ---------      ---------
               Total current assets                                                      29,824         35,355
Property, plant and equipment, net                                                      260,909        259,815
Other                                                                                     4,743          7,390
                                                                                      ---------      ---------
               Total assets                                                           $ 295,476      $ 302,560
                                                                                      =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $   7,878      $   7,025
     Accrued expenses                                                                     3,718          3,013
     Current portion of capital lease obligations                                         4,094          3,539
     Stock appreciation rights                                                            1,316          1,393
     Deferred revenue                                                                     4,752          3,617
     Income taxes payable to ChemFirst Inc.                                                 666            666
                                                                                      ---------      ---------
               Total current liabilities                                                 22,424         19,253
Long-term debt, principally ChemFirst Inc.                                               28,737         28,799
Capital lease obligations, less current portion                                          12,042         10,399
Deferred income taxes                                                                       211            211
Reclamation liabilities                                                                   2,729          2,793
Deferred revenue                                                                          5,060             75
Deferred call option premium                                                                 --          2,000
Other liabilities                                                                         1,332            736
                                                                                      ---------      ---------
               Total liabilities                                                         72,535         64,266
                                                                                      ---------      ---------
Commitments and contingencies                                                                --             --
Stockholders' equity :
    Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued            --             --
    Common stock, $0.0001 par value; 100,000,000 shares authorized; issued and
     outstanding 30,810,058 at March 31, 1999 and 30,797,536 at December 31, 1998             3              3
    Contributed and paid-in capital                                                     290,946        290,830
    Accumulated deficit                                                                 (68,008)       (52,539)
                                                                                      ---------      ---------
               Total stockholders' equity                                               222,941        238,294
                                                                                      ---------      ---------
               Total liabilities and stockholders' equity                             $ 295,476      $ 302,560
                                                                                      =========      =========

        The accompanying notes are an integral part of these statements.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        ----------------------
                                                                          1999          1998
                                                                        --------      --------
Cash flows from operating activities:
     Net loss                                                           $(15,468)     $ (4,906)
     Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Cumulative effect of a change in accounting principle            7,804            --
          Depreciation and depletion                                       4,297         2,596
          Other                                                              537           626
          Net change in operating assets and liabilities:
               Accounts receivable                                        (1,478)         (464)
               Inventories                                                (2,016)          890
               Other current assets                                         (638)          (44)
               Accounts payable                                               (1)       (3,147)
               Accrued expenses                                              705           110
               Deferred revenue                                            6,825           (27)
               Stock appreciation rights                                     (77)         (275)
                                                                        --------      --------
                    Cash provided by (used in) operating activities          490        (4,641)
                                                                        --------      --------

Cash flows used in investing activities:
     Additions to property, plant and equipment                           (9,217)      (17,990)
     Other                                                                     9            --
                                                                        --------      --------
                    Cash used in investing activities                     (9,208)      (17,990)
                                                                        --------      --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                   52        69,774
     Principal payments under capital lease obligation                      (939)         (516)
     Other                                                                   (58)           86
                                                                        --------      --------
                    Cash provided by (used in) financing activities         (945)       69,344
                                                                        --------      --------

Net increase (decrease) in cash and cash equivalents                      (9,663)       46,713
Cash and cash equivalents at beginning of period                          18,073        34,247
                                                                        --------      --------
Cash and cash equivalents at end of period                              $  8,410      $ 80,960
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

         In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of Getchell Gold Corporation (the "Company") on Form 10-K for the year ended December 31, 1998.

(2) MERGER WITH PLACER DOME

         On December 11, 1998, the Company entered into an Agreement and Plan of Merger with Placer Dome Inc., a Canada-based, international gold mining company, and Bullion Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Placer Dome (the "Merger Sub"), pursuant to which the Merger Sub will be merged (the "Merger") with and into the Company, with the Company surviving the Merger and becoming a wholly owned subsidiary of Placer Dome. Under the terms of the Merger Agreement, each issued and outstanding share of the Company's common stock, other than shares owned by Placer Dome or the Company, will be converted into 2.45 shares of Placer Dome's common shares. The Merger is subject to the Company's shareholder approval. The Company expects the Merger to be consummated on or about May 27, 1999.

(3)  CHANGE IN ACCOUNTING PRINCIPLE

         In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted SOP 98-5 effective January 1, 1999. The change resulted in a $7.8 million charge as the cumulative effect of a change in accounting principle.

         This charge reflects the unamortized costs, net of revenues, incurred in the production of development ore from the Turquoise Ridge mine in 1998 and from the Getchell Underground mine in 1994 and 1995, both of which had previously been capitalized. Such costs include costs of mining, milling, minesite general and administrative, royalties and depreciation and depletion. Development ore represents ore encountered in the process of development drifting and ramping when building the mine.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In the first quarter of 1999, the Company closed out all of its spot deferred contracts. The proceeds from the closure of the spot deferred contracts were recorded as deferred revenue and will be recognized in net sales when the originally designated hedged future gold production is sold. Based on the closing price of the contracts, the unrecognized gains on the spot deferred contracts were $9.8 million at March 31, 1999, of which $3.9 million, $2.8 million, $1.9 million, $0.6 million and $0.6 million will be recognized in 1999, 2000, 2001, 2002 and 2003, respectively.

         Deferred revenue includes premiums received for call options sold. The deferred amounts are recognized in income when the option expires or the related transaction occurs. At March 31, 1999, the Company had no outstanding European call option contracts. Risk of loss on European call option contracts exists if the Company is unable to deliver the required quantity of gold and the market price were to exceed the exercise price of the option on the date designated in the contract.

(5) PROPERTY, PLANT AND EQUIPMENT (In thousands)

                                                    At              At
                                                 March 31,      December 31,
                                                   1999           1998
                                                 ---------      ------------
Land and land improvements                       $  19,107      $  14,241
Buildings and equipment                            171,499        132,934
Mine development                                   160,662         64,122
Construction-in-progress                            19,143        154,470
                                                 ---------      ---------
         Total property, plant and equipment       370,411        365,767
Accumulated depreciation and depletion            (109,502)      (105,952)
                                                 ---------      ---------
         Net property, plant and equipment       $ 260,909      $ 259,815
                                                 =========      =========

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Capitalized mine development and construction-in-progress at March 31, 1999 and December 31, 1998 are comprised of the following (in thousands):


                                     At           At
                                  March 31,    December 31,
         Project                    1999         1998
                                  ---------    ------------
Mine Development:
Getchell Underground mine ...     $ 49,993     $ 51,581
Turquoise Ridge mine ........      110,017       11,889
Other projects ..............          652          652
                                  --------     --------
                                  $160,662     $ 64,122
                                  ========     ========

Construction in Progress:
Getchell Underground mine ...     $    699     $    944
Turquoise Ridge mine ........        3,331      137,031
Mill improvements ...........       15,024       16,459
Other projects ..............           89           36
                                  --------     --------
                                  $ 19,143     $154,470
                                  ========     ========

         Depreciation and depletion expense was $4.3 million and $2.6 million for the three months ended March 31, 1999 and 1998, respectively.

         Capitalized interest was $0.4 million for the three months ended March 31, 1998.

(6) SUPPLEMENTAL CASH FLOW INFORMATION

         Net cash provided by operating activities includes the following cash payments (in thousands):

                                         Three Months Ended
                                             March 31,
                                         ------------------
                                          1999       1998
                                         ------     -----
Interest, net of amounts capitalized     $  294     $(261)
Income taxes paid                        $   --     $  --

         Capital lease obligations of $3.1 million and $4.4 million were incurred to acquire equipment during the quarters ended March 31, 1999 and 1998, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Internal Revenue Service Tax Claim

         In October 1996, September 1997 and December 1998, the Internal Revenue Service ("IRS") filed notices of deficiencies, stating that the IRS is proceeding against ChemFirst for income taxes associated with ChemFirst's consolidated income tax returns filed in 1989 through 1994, for which the Company is liable for a portion. Subsequent negotiations between the Company and the IRS have resulted in settlement of all issues in the 1989 through 1994 periods.

         The IRS has also conducted an audit of tax returns filed in 1995 and 1996 up to the Spin-Off and has asserted claims for additional taxes for these two periods. ChemFirst has agreed to settle certain of the claims. The Company believes it has adequately provided for any remaining liabilities that may result from the final settlement of the audit of the returns filed in 1995 and 1996. The liability for the amount of the settlements attributable to the Company, including interest payable, has been reflected on the Company's balance sheet at March 31, 1999 as income taxes payable to ChemFirst Inc.

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

Royalties

         The Company is obligated to pay a 2% royalty on net smelter returns of the current mineral production from certain of its mining properties. Royalties, recorded as operating costs, amounted to $0.3 million and $0.2 million for the quarters ended March 31, 1999 and 1998, respectively.

                    GETCHELL GOLD CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Fees on Proposed Merger with Placer Dome

         The Company has entered into an agreement with its investment bankers relating to the fees associated with the proposed merger with Placer Dome. The agreement requires the Company to pay a financing fee, based on a formula, if the proposed merger is completed. The remaining fees are currently estimated to be approximately $7.3 million.

Promissory Note

         The principal balance of the promissory note between the Company and ChemFirst was $28.7 million at March 31, 1999 and December 31, 1998. The promissory note is due September 22, 2000 or upon a change in control of the Company and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate for a period selected by the Company, plus an applicable margin. The interest rate was 5 5/8% at March 31, 1999 and December 31, 1998. Since the inception of the promissory note, interest has been converted to note principal at the end of each interest period. The promissory note contains covenants that require minimum net worth, as defined, of $27.0 million and a ratio of indebtedness to tangible net worth, as defined, of no more than 2.0:1.0.

Letter of Credit

         At March 31, 1999, the Company has a $4.5 million secured letter of credit outstanding for bonding of reclamation plans relating to the Getchell Property.

(8) SUBSEQUENT EVENT

         On April 30, 1999, the Company entered into an unsecured $10 million revolving line of credit with Toronto Dominion (Texas), Inc. which terminates upon the Company's merger with Placer Dome.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The information set forth in this discussion and analysis includes both historical information and "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that section. To the extent that this report contains forward-looking statements regarding our financial condition, operating results, business prospects or any of our other operations, our actual financial condition, operating results and business prospects may differ materially from that projected or estimated by us in forward-looking statements. Factors that realistically could cause results to differ materially from those projected in the forward-looking statements are set forth in "Risk Factors" below.

         On December 11, 1998, we entered into an Agreement and Plan of Merger with Placer Dome Inc., a Canada-based, international gold mining company, and Bullion Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Placer Dome (the "Merger Sub"), pursuant to which the Merger Sub will be merged (the "Merger") with and into us, with us surviving the Merger and becoming a wholly owned subsidiary of Placer Dome. Under the terms of the Merger Agreement, each issued and outstanding share of our common stock, other than shares owned by Placer Dome or us, will be converted into 2.45 shares of Placer Dome's common shares. The Merger is subject to our shareholders' approval. We expect the Merger to be consummated on or about May 27, 1999.

RESULTS OF OPERATIONS

         We reported a net loss of $15.5 million, or $0.50 per share, after the cumulative effect of a change in accounting principle for the quarter ended March 31, 1999. Before the cumulative effect of a change in accounting principle, the net loss for the quarter ended March 31, 1999 was $7.7 million, or $0.25 per share, compared with a net loss of $4.9 million, or $0.18 per share, for the quarter ended March 31, 1998. The cumulative effect of a change in accounting for start-up costs was $7.8 million, or $0.25 per share. The higher loss in the first quarter of 1999 as compared to the first quarter of 1998 was primarily due to the operations of the Turquoise Ridge mine, which through the first quarter of 1999, was not at full operating production levels. In the 1998 first quarter, the costs, net of revenues, incurred in the production of development ore from the Turquoise Ridge mine were capitalized. In the 1999 first quarter, in accordance with the new accounting principle, such costs were charged to operations.

         Net sales revenues of $14.5 million in the first quarter of 1999 were up from $10.8 million in the first quarter of 1998. A lower average realized price per ounce of gold sold resulted in $1.3 million of lower sales revenues while a high er number of ounces of gold sold resulted in $5.0 million of higher sales revenue for the first quarter of 1999 compared to the first quarter of 1998. The increase in ounces sold in the 1999 first quarter was due primarily to production from the Turquoise Ridge mine which is included in the 1999 production results but not in the 1998 production results as previously discussed. We hedged a portion of our production, which resulted in higher realized prices than the average market prices.

                                       Quarter Ended
                                          March 31,
                                     -------------------
                                      1999        1998
                                     -------     -------
Ounces of gold sold                   47,153      31,021*
Average realized price per ounce     $   307     $   348
Average market price per ounce       $   286     $   297

         * For the quarter ended March 31, 1998, gold ounces sold does not include 1,551 ounces of gold sold from the development of the Turquoise Ridge mine for which revenues were offset against the mine development costs of the project.

         Ore mined at the Getchell Underground mine increased in the first quarter of 1999 as compared to the first quarter of 1998 as a result of the increased use long hole stoping, which also reduced the mining costs per ton mined. Following are the operating results from the Getchell Underground mine.

                                                  Quarter Ended
                                                    March 31,
                                                -------------------
                                                 1999        1998
                                                -------     -------
Ore mined (dry tons)                            111,691      87,607
Ore mined per operating day (dry tons)            1,255         996
Average grade of ore mined (ounces per ton)       0.348       0.372
Contained ounces (before recoveries)             38,845      32,609
Underground mining costs per ton                $ 45.43     $ 51.53

         Following are the operating results from the Turquoise Ridge mine, which is expected to reach full operating production of approximately 1,800 tons per day by the end of 1999:

                                               Quarter
                                                Ended
                                               March 31,
                                                 1999
                                               ---------
Ore mined (dry tons)                            59,054
Ore mined per operating day (dry tons)             644
Average grade of ore mined (ounces per ton)      0.318
Contained ounces (before recoveries)            18,795
Underground mining costs per ton                $65.69

         Ore milled increased in the first quarter of 1999 as compared to the first quarter of 1998 due to the utilization of two to three autoclaves in the 1999 period as opposed to one autoclave in the 1998 period. During the first quarter of 1999, we experienced operating problems with the ball mill, which has since been temporarily repaired, but resulted in lower average throughput an gold recoveries for the first quarter of 1999 as compared to the same period of 1998. We have filed a business interruption insurance claim for this operating problem, that has resulted in an interim payment in the first quarter of 1999. Mill feed for the first quarter of 1999 and 1998 consisted of approximately 27% and 5%, respectively, of low-grade stockpile ore. Operating results at the mill, including the processing of development ore from the Turquoise Ridge mine during the first quarter of 1999 and 1998, are as follows:

                                                         Quarter Ended
                                                           March 31,
                                                 ----------------------------
                                                    1999             1998
                                                 -----------      -----------
Ore milled (dry tons)                                212,489          100,083
Average grade of ore milled (ounces per ton)           0.268            0.352
Average gold recovery                                   87.6%            90.7%

         Cost of sales was $20.0 million in the first quarter of 1999, up from $15.0 million in the first quarter of 1998. Cash costs per ounce were $332 and $400 for the first quarter of 1999 and 1998, respectively. Turquoise Ridge mining, mine site G&A and depreciation and depletion costs were higher in the 1999 quarter as compared to the same period in 1998. Mining, mine site G&A and depreciation and depletion costs increased primarily due to the expensing of costs associated with the Turquoise Ridge mine in the first quarter of 1999. In the 1998 first quarter the costs, net of revenues, associated with the production of Turquoise Ridge development ore were capitalized to mine development.

         The increase in corporate G & A in the first quarter of 1999 as compared to the first quarter of 1998 was primarily due to costs associated with the proposed merger with Placer Dome.

         Net interest expense was higher in the 1999 first quarter due to the 1998 amount reflecting capitalized interest of $0.4 million. With the completion of the Turquoise Ridge mine, interest associated with the Turquoise Ridge mine construction is no longer being capitalized. Interest and other income is lower in the first quarter of 1999 as compared to the first quarter of 1998 due to lower cash balances in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1999, $0.5 million was provided by operations while we expended $9.2 million for capital expenditures. The capital expenditures included $5.7 million on the Turquoise Ridge mine, $0.7 million on the Getchell Underground mine, $2.7 million on the mill and $0.1 million on other items.

           As of March 31, 1999, cash and cash equivalents were $8.4 million. On April 30, 1999, we entered into an unsecured $10 million revolving line of credit with Toronto Dominion (Texas), Inc., which terminates upon our merger with Placer Dome. We plan on financing our capital projects from the existing cash and cash equivalents and the revolving line of credit.

         The principal balance of our promissory note with ChemFirst Inc. was $28.7 million at March 31, 1999. The promissory note is due September 22, 2000 or upon a change in control and may be prepaid without penalty. The interest rate on the loan is the London Interbank Offered Rate for a period selected by us, plus an applicable margin based on our leverage ratio. The interest rate was 5-5/8% at March 31, 1999. Since the inception of the promissory note, interest has been capitalized to the note at the end of each interest period.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. We adopted SOP 98-5 effective January 1, 1999. The change resulted in a $7.8 million charge for the cumulative effect of the change in accounting for start up costs.

         This charge reflects the unamortized costs, net of revenues, incurred in the production of development ore from the Turquoise Ridge mine in 1998 and from the Getchell Underground mine in 1994 and 1995, both of which had previously been capitalized. Such costs include costs of mining, milling, minesite general and administrative, royalties and depreciation and depletion.

Development ore represents ore encountered in the process of development drifting and ramping when building the mine.

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

THE YEAR 2000 ISSUE

The Problem

         The Year 2000 Issue is the result of the potential inability of hardware, software and control systems to correctly identify two-digit references to specific years, beginning with the year 2000. This could result in system failures or miscalculations causing disruptions of our operations and our suppliers.

Our State of Readiness

         We have instituted a Year 2000 project. As a part of the project, we have completed an initial evaluation of our computer systems and significant software programs. This evaluation included our network hardware and operating system, software operating the hoists at Turquoise Ridge, the control system at the mill and accounting and business process software. We currently believe that our network hardware and operating system, software operating the hoists at Turquoise Ridge and accounting and business process software are all Year 2000 compliant. The control system at the mill, and other less critical hardware and software, require further evaluation, which is expected to be completed by the end of the second quarter of 1999. Our less critical software programs are predominantly "off-the-shelf" products with Year 2000 versions now available. Therefore, if the software programs are not Year 2000 compliant, we will replace these software programs by utilizing vendor provided upgrades by the end of the third quarter of 1999. Based on work performed to date, no material issues have been identified with our existing computer systems and significant software programs. However, subsequent work may lead to discovery of material issues.

         As part of our Year 2000 project, we plan to contact our significant third-party suppliers, such as our refiners and suppliers of power, oxygen and chemicals, to determine the extent to which we are vulnerable to our refiner's or supplier's failure to remediate their Year 2000 issue. We plan to complete the contacts by the end of the second quarter 1999. However, we cannot assure that third party suppliers will adequately address their Year 2000 issues or that failure of the third-party suppliers to address their Year 2000 issues would not have a material adverse effect on us or our operations.

The Costs to Address Our Year 2000 Issues

         Expenditures through March 31, 1999 have been minimal. Based upon the findings at March 31, 1999, our estimated costs of becoming Year 2000 compliant are less than $0.1 million.

The Risks Associated with Our Year 2000 Issues

         Our failure to resolve Year 2000 issues on or before December 31, 1999 could result in system failures or miscalculation causing disruption in operations and normal business activities as well as a lack of safety for our employees. Additionally, failure to timely remediate Year 2000 issues by third parties upon whom our business relies could result in disruptions in our supply of parts and materials or result in other problems related to the our daily operations.

Contingency Plan

         We are currently working on a contingency plan for all critical aspects of the Year 2000 issues and plan to have such a plan completed by the end of the second quarter of 1999.

RISK FACTORS

         Readers should carefully consider the risk factors set forth below, as well as all of the other information in this document and our Annual Report on Form 10-K for the year ended December 31, 1998.

GOLD PRICE VOLATILITY

         Changes in the price of gold significantly affect our profitability. Gold prices may fluctuate widely. In August 1998, the market price of gold declined to levels that were the lowest in over eighteen years and has remained below $300 for most of 1998 and 1999.

         Numerous industry factors affect gold prices, including

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

         The following table of the annual high, low and average London P.M. Fix illustrates the volatility of gold prices:

                                           PRICE PER OUNCE
                                        -----------------------
CALENDAR YEAR                           HIGH     LOW    AVERAGE
-------------                           ----     ----   -------
1989 ..............................     $416     $356     $381
1990 ..............................     $424     $346     $383
1991 ..............................     $403     $344     $362
1992 ..............................     $360     $330     $344
1993 ..............................     $406     $326     $360
1994 ..............................     $396     $370     $384
1995 ..............................     $396     $372     $384
1996 ..............................     $415     $367     $388
1997 ..............................     $367     $283     $331
1998 ..............................     $313     $273     $294
1999 (through May 12, 1999) .......     $294     $278     $285

         The London P.M. Fix on May 12, 1999, was $278 per ounce.

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

SPECULATIVE NATURE OF GOLD EXPLORATION

         Gold exploration is highly speculative in nature. Our exploration projects involve many risks and maybe unsuccessful. We cannot assure you that our future gold exploration efforts will be successful. Success in increasing our reserves is the result of a number of factors, including the following:

         o        quality of management;

         o        gold prices;

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

         Our accounting treatment for hedging and other precious metal contract commitments is outlined in Notes 2 and 3 to our consolidated financial statements included in Item 8 "-Financial

Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 1998.

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

         On February 15, 1999, a mine site accident involving the Turquoise Ridge mine's underground compressed air system resulted in the death of one of our employees. The State of Nevada and Mine Safety and Health Administration of the United States Department of Labor ("MSHA") investigated the accident. Upon conclusion of its investigation, MSHA issued two citations with respect to the incident, which have not yet been assessed. An additional order was issued by MSHA and a notice issued by the State of Nevada to Getchell relating to the compressed air connections in use underground. A hearing was held in front of a Federal Administrative Law Judge at which the judge issued a ruling from the bench that Getchell was not in violation of the MSHA standard. The judge will issue a written ruling, and the agency will have 30 days from issuance to appeal.

         The State of Nevada refused to extend the time allowed us to correct the alleged problem from March 30, and a temporary restraining order was issued against the State by a state court judge prohibiting Nevada from enforcing the order. The state court judge subsequently denied our motion for a preliminary injunction on May 10. We filed a Motion for Reconsideration and a Motion for Stay Pending Appeal on May 12. We dispute both the MSHA and State claims and intend to vigorously defend ourself in these matters. We do not believe these matters will have a material adverse effect on Getchell.

         Current Environmental Laws and Regulations. We must comply with environmental standards, laws and regulations that may result in greater or lesser costs and delays depending on the nature of the regulated activity and how the regulations are implemented by the regulatory authority. The costs and delays associated with compliance with such laws and regulations could stop us from proceeding with the development of a project or the operation or further development of a mine. Laws and regulations involving the protection and remediation of the environment and the governmental policies for implementation of such laws and regulations are constantly changing and are generally becoming more restrictive. We have made, and expect to make in the future, significant expenditures to comply with such laws and regulations. These requirements include regulations under many state and federal laws and regulations, including:

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

         Environmental Permits. All of our exploration, development, production and restoration activities are subject to regulation and permitting under one or more of the various state and federal environmental laws and regulations. Many of the regulations require that we obtain permits for specific activities. We must update and review our permits from time to time, and these permits are normally subject to environmental impact analyses and public review processes prior to approval of the activity. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have a significant impact on some portion of our business, causing those activities to be economically re-evaluated at that time.

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

         The uncertainties related to future restoration costs result from unknown future additional regulatory requirements, significant new facilities or surface disturbances, and the potential for recognition in the future of additional activities needed for restoration. In accordance with applicable state and federal laws, we posted a reclamation bond of $4.5 million in 1998 based on previously permitted activities. This bonding amount was under normal periodic review with state and federal agencies and is expected to be revised in 1999. As of March 31, 1999, the total estimated restoration costs for the current disturbances on the Getchell Property were $5.4 million. At March 31, 1999, the total estimated restoration costs at the planned future full level of development were $8.7 million, of which we had accrued $2.7 million at March 31, 1999. The amount of total estimated restoration costs will increase over time as the planned future full level of development is approached. Additional increases may occur as expanded mining and mineral processing activities are proposed and regulatory requirements become more stringent or additional requirements are added.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

10(a)  - Loan Agreement dated April 30, 1999, by and between Toronto Dominion
         (Texas), Inc. and the Company.

27.    - Financial Data Schedule.

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the registrant in the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Getchell Gold Corporation

       May 14, 1999             By:  /s/ G. W. Thompson
            Date                 G. W. Thompson, President,
                                 Chief Executive Officer and Director



       May 14, 1999             By: /s/ Donald S. Robson
            Date Donald S. Robson, Vice President and Chief Financial Officer (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NO.                 DESCRIPTION
-------             -----------
10(a)  - Loan Agreement dated April 30, 1999, by and between Toronto Dominion
         (Texas), Inc. and the Company.

27.    - Financial Data Schedule.